Form 10-K
period 1997-12-31
ICON CMT CORP
filed 1998-03-31
CIK 1037330

------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
     _____________

                           Commission file no. 0-23477

                                 ICON CMT CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


      Delaware 13-3603128                              13-3603128
--------------------------------        ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


    1200 Harbor Blvd., Weehawken, New Jersey                  07087
--------------------------------------------------       ---------------
    (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (201) 601-2000


        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  [ X  ] .  No [    ].

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /


         The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 27, 1998 was $109,536,468. Such aggregate market value is computed by reference to the average of the high and low bid price of the Common Stock on such date.

         The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 15,025,285 shares of Common Stock as of the close of business on March 27, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions  of  the   Registrant's   Proxy  Statement   relating  to  the
Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------

                                     PART I

ITEM 1.           BUSINESS.

GENERAL

         Icon CMT Corp. ("Icon" or the "Company") is an Internet solutions provider that offers a comprehensive range of services and products that enable corporate customers to implement their Internet, intranet and extranet strategies. Icon's mission is to provide end-to-end solutions to its customers by facilitating the distribution of the customers' information and applications over Icon's communications infrastructure as well as access to such information and applications. In order to provide end-to-end solutions, Icon integrates services and products in three key areas: (i) communications services, including high quality Internet access and web/server hosting and management, enhanced by the Company's proprietary technologies; (ii) a range of professional services, including custom application and website development and design, systems integration and maintenance and support services; and (iii) product resales, including hardware and software, which are an integral component of systems design and integration and serve as a means of establishing customer relationships. Icon differentiates itself by integrating its services and products to provide customized turnkey solutions for the needs of corporate customers. Icon's customers include major corporations in the financial services, telecommunications, travel and media industries, such as ABC Radio Network Inc. ("ABC Radio"), The Associated Press, Bear, Stearns & Co., Inc.
("Bear Stearns"), Bell Atlantic Internet Solutions, Inc. ("Bell Atlantic Internet Solutions") CBS, Inc. ("CBS"), Nomura Securities, Co. Ltd., Swissair and Swissotel.

MARKET AND INDUSTRY OVERVIEW

         The emergence of the Internet and the widespread adoption of Internet Protocol ("IP") as a data transmission standard in the 1990s, combined with deregulation of the telecommunications industry and advances in telecommunications technology, have significantly increased the demand for providing data communications applications and services over public networks. At the same time, growth in client/server and distributed computing, multimedia personal computers and online computing services and the proliferation of networking technologies have resulted in a large and growing group of end-users who are accustomed to using networked computers for a variety of purposes, including electronic mail, electronic file transfers, online computing and electronic financial transactions. These trends have increasingly led businesses to explore opportunities to provide IP-based applications and services internally within their organizations via intranets, externally to selected customers and business partners via extranets and to the general public via the Internet.

         The ubiquitous nature and relatively low cost of the Internet have resulted in its widespread usage for certain applications, most notably web browsing and electronic mail. Use of the Internet for mission-critical business applications is increasing even with the limited security and unreliable performance inherent in the structure and management of the Internet, as well as the difficulties of integrating web gateways and IP-based networks with applications traditionally run on legacy systems. Additionally, emerging applications such as IP-based audio and video applications and certain multimedia applications require a communications infrastructure that has high performance characteristics, including low latency (response time) and high throughput. These factors have resulted in demand from an increasing number of businesses for high bandwidth Internet access, secure networked systems, technology-related products and integration and custom application development services. Revenues generated by the Internet communications services market in the United States, comprised of access and hosting, are expected to increase from $1.4 billion in 1996 to $28.1 billion in 2000 according to Forrester Research, Inc., while the worldwide Internet-related professional services market is expected to grow from $2.5 billion in 1996 to $13.8 billion in 2000 according to International Data Corporation.

         As the amount of information transmitted over the Internet has grown and the speed and complexity of networks has increased, IP-based services and products have become increasingly intertwined. Corporate customers have not only come to rely on IP-based networks for distributing mission-critical information and applications to end-users but have become dependent on the technical services that enable access and distribution of this information, resulting in an increasing number of outside vendors offering services to corporate customers. However, given the growth in complexity and expenditures related to implementation of Internet, intranet and extranet strategies, the Company believes that customers are increasingly seeking a single-source provider.

STRATEGY

         Icon is an Internet solutions provider that offers a comprehensive range of services and products that enable corporate customers to implement their Internet, intranet and extranet strategies. Icon's mission is to provide end-to-end solutions to its customers by facilitating the distribution of customers' information and applications over Icon's communications infrastructure as well as access to such information and applications. Unlike many of its competitors who focus on a single service or product, the Company continuously expands the breadth of its services and its engineering expertise to provide customized turnkey solutions to meet the increasingly demanding requirements of corporate customers. In order to provide end-to-end solutions, Icon offers communications and professional services, as well as product resales capabilities. The key strategic initiatives of the Company are to:

     LEVERAGE CAPABILITY TO PROVIDE END-TO-END INTERNET SOLUTIONS. Icon's ability to provide end-to-end solutions is often a decisive factor in attracting and retaining customers and contributes to generating additional business from its existing customer base. While some of the Company's customers are initially attracted to Icon's end-to-end solutions, others seek a specific service or product. The Company has historically succeeded in migrating many of such customers to become users of the Company's additional services and products. Icon's relationships with several customers, such as The Associated Press, Bear Stearns and CBS, began with a single offering and evolved into an end-to-end solution encompassing multiple communications and professional services. The Company's strategy is to expand the number of customers who demand end-to-end solutions and to become an integral component of its customers' information technology infrastructure.

     MAINTAIN RELIABLE AND HIGH PERFORMANCE COMMUNICATIONS INFRASTRUCTURE. The Company maintains a nationwide communications infrastructure that incorporates proprietary technologies and is managed to deploy and distribute information and applications. The Company manages its network to achieve utilization levels that enable it to operate in a reliable and high performance manner. Icon controls its network and provides hosting and management services from its state-of-the-art NOC, enabling it to meet increasingly demanding customer requirements. The Company will continue to develop network-centric proprietary technologies and integrate third party technologies to optimize network performance and provide value-added network services to its customers. The Company currently focuses on new communications services offerings, such as back-up and recovery and wide area data caching, as well as real-time audio and video streaming and
     Internet telephony. Icon will seek to continue to develop its communications infrastructure to enhance the speed, security, reliability and overall performance of its network.

     EXPAND NETWORK DOMESTICALLY AND OVERSEAS. The Company plans to expand its network to specifically address the growing bandwidth and global reach requirements of its customers, both in the United States and internationally. Icon's agreement with MFS Datanet, Inc. ("MFS") provides for access to MFS communications facilities throughout the country. The Company believes that the usage-based pricing model in its agreement with MFS enables it to enter new markets in a more advantageous manner than many of its competitors which, in many cases, must expend greater resources to build or lease facilities on a fixed-price basis. The Company also has agreements with other vendors who provide similar services, and the Company will pursue similar arrangements in the future as the Company continues to expand its network. In November 1997, the Company entered into a joint venture agreement with Teleway Corporation ("Teleway") that will extend the reach of the Company's network into Japan; however, this transaction is subject to third party and governmental consents and no assurance can be made that the Company will obtain the required consents or that the transaction will otherwise be successful. Recently, Kokusai Denshain Denwa Co. Ltd. ("KDD") announced that it is in negotiations to acquire Teleway. The Company cannot predict the effect, if any, such acquisition would have on the joint venture.

     EXPAND AND INTEGRATE PROFESSIONAL SERVICES OFFERINGS. Icon's professional services include software application development, website design and development, integration with legacy systems, maintenance and support services and consulting. Unlike many of Icon's competitors, who focus on a single service or product, the Company continuously expands the breadth of its services and its engineering expertise to optimize its end-to-end solutions. The Company intends to continue to develop and leverage both its expertise in designing graphical user interfaces (so-called "front-end" design) and integrating with legacy data that resides on databases or mainframe systems (so-called "back-end" integration).

     CONTINUE TO BUILD EFFICIENT DISTRIBUTION THROUGH DIRECT AND INDIRECT CHANNELS. Icon continues to grow its direct sales force, which has grown from 25 at the beginning of 1997 to 41 as of December 31, 1997. The direct sales force targets large accounts with significant revenue-generating potential. It focuses on information-intensive industries, such as financial services, media, telecommunications and travel. The Company believes that the organization of its direct sales force along industry lines enables it to leverage its expertise and develop solutions that can be replicated and tailored to meet recurring demands of corporate customers throughout a particular industry. In addition, the Company has continued to expand distribution relationships that enable it to compete effectively by expanding its customer base without substantial costs. The Company's indirect sales channels include relationships with telecommunications providers, such as Bell Atlantic Internet Solutions and Fiberlink
     Communications Corp. ("Fiberlink"), as well as resellers and master distributors. Bell Atlantic Internet Solutions offers its customers the option to select Icon as their global service provider to provide the long distance portion of the Internet access services. In October 1997, the Company extended its Global Service Provider ("GSP") agreement through October 1999 to continue to make its services available in the traditional Bell Atlantic southern region and to include the Bell Atlantic northern region (previously NYNEX) for dedicated access service. The Company currently plans that it will make its services available to Bell Atlantic Internet Solutions business customers in the northern region during the first half of 1998, subject to certain regulatory approvals.

     GROW THROUGH ACQUISITIONS. The Company from time to time intends to evaluate potential acquisitions of business and product lines to strengthen its market position, to obtain complementary expertise in certain segments of the Internet business and to maximize value through cross-selling opportunities.

JOINT VENTURE

         In November 1997, the Company entered into an agreement with Teleway, a Japanese communications company, pursuant to which they agreed to establish Icon-Teleway Internet Corporation ("ITIC"), to operate an Internet solutions business to market end-to-end solutions to corporate customers in Japan (including Japanese subsidiaries of United States corporations). Teleway, established in 1984, is one of the largest long distance companies in Japan, with sales of approximately $850 million in fiscal year 1996. Teleway will hold a 52% equity stake and Icon will hold a 48% equity stake in the joint venture that owns ITIC, which was formally established during the first quarter of 1998. The services provided by ITIC will be similar to the services provided by Icon in the United States, including communications services, professional services and product resales. ITIC's network infrastructure will be based on Teleway's nationwide ATM network.

         Teleway has agreed to provide ITIC an initial loan of (Y)1 billion (approximately $7.9 million) and, upon request, to make an additional loan for up to (Y)500 million (approximately $4.0 million) to fund operations. In connection with the creation of the venture, the Company agreed to license to ITIC the exclusive right to exploit Icon's intellectual property in Japan for a period of five years. Any net royalties received by Icon (up to a maximum of $8 million) will be contributed back to ITIC as equity and will be matched by Teleway such that the relative ownership is maintained. ITIC will use such equity contributions to repay outstanding loans from Teleway and to fund operations. Icon and Teleway have agreed to establish a network cross-connection between Icon's network in the United States and Teleway's network in Japan. The parties have further agreed to a reciprocal wholesale arrangement, on a "most favored nations" basis, pursuant to which Icon and ITIC will purchase communications services (including Internet access) from each other at a wholesale price and resell such services to customers in their respective countries. The transaction is subject to third party and governmental consents. Recently, KDD announced that it is in negotiations to acquire Teleway. The Company cannot predict the effect, if any, such acquisition would have on ITIC.

COMMUNICATIONS INFRASTRUCTURE

         The Company developed its communications infrastructure in recognition of the market need for commercial-grade Internet access and value-added deployment of mission-critical information and applications. The Company's customers use the Company's communications infrastructure for private networks and commercial applications. The Company has developed proprietary technologies that enhance network performance in terms of speed, reliability, security and flexibility. See " -- Research and Development." The Company's communications infrastructure is based upon an Asynchronous Transfer Mode ("ATM") architecture. The Company's customers can connect to the Company's network from major cities across the United States through dedicated high-speed leased lines. The network is logically designed as a "cloud," with multiple high-speed paths between switches, so as to reduce the possibility that any single point of failure will cause network outage. The network uses state-of-the-art routing platforms, including Cisco routers. Currently, the Company's backbone consists of 18 nodes, and the Company currently plans to add several additional nodes.

         After a customer's data has entered the Company's backbone, it is routed to its destination, either over the Company's backbone or to another Internet Service Provider's ("ISP") backbone, which is facilitated through peering arrangements with other ISPs. In order to peer with other Tier 1 ISPs, an ISP must demonstrate that its network transports sufficient volumes of data and that it can peer at geographically diverse locations. The Company has established Tier 1 peering arrangements with other ISPs and long distance carriers enabling it to exchange traffic at major peering points, including MAE-East, MAE-West, Ameritech Advanced Data Services NAP, Digital Internet Exchange (including the CIX), Sprint Communications NAP and Pacific Bell NAP. Peered ISPs share routing tables with each other so that each ISP's customers can have access to the information on a peered-ISP's network. Although many ISPs have recently been adding to their peering eligibility requirements, the Company has been successful in qualifying for these arrangements. The Company believes that the need to enter into peering arrangements and the increasingly stringent eligibility standards to be met to qualify for these relationships now provide a significant barrier to entry for other companies trying to build nationwide backbones to provide Internet access. The Company believes that its combination of a nationwide backbone and peering arrangements establishes the Company as a Tier 1 provider, which differentiates the Company from regional ISPs who, without peering arrangements, may have to pay transit fees to national Internet carriers in order to exchange network traffic.

         The Company's communications network consists of facilities leased from a number of providers, including MFS, WorldCom and certain Regional Bell Operating Companies ("RBOCs), Local Exchange Carriers ("LECs") and Competitive Access Providers ("CAPs"). In June 1995, the Company entered into a service agreement with MFS that provides the Company access to all of MFS' communications facilities throughout the country. The Company believes that the usage-based pricing model in its agreement with MFS enables it to enter new markets in a more advantageous manner than many of its competitors which, in many cases, must expend greater resources to build or lease facilities on a fixed-price basis. Furthermore, Icon's agreement with MFS affords the Company the flexibility of converting to a fixed price model, at its option, as utilization of facilities by the Company increases. Pursuant to the agreement, MFS also provides certain additional related services including, upon request by the Company, the provisioning of local telecommunications services and co-location of certain of the Company's equipment. Either MFS or Icon may terminate the agreement with or without cause, with six months written notice, such termination to be effective as early as December 1998. The Company has on-going discussions with MFS regarding the potential extension of the agreement past December 1998 while at the same time identifying alternative vendors who provide similar services to ensure the continued uninterrupted operation of its high performance network.

         In November 1997, the Company entered into an agreement with Teleway pursuant to which they agreed to establish ITIC to operate an Internet solutions business to corporate customers in Japan (including Japanese subsidiaries of United States corporations). ITIC was formally established during the first quarter of 1998. Additionally, in March 1998, the Company announced a reseller agreement with IBM Global Services that will allow the Company to expand its network offerings nationwide and to rebrand and remarket IBM's network dial services. The parties are negotiating an interconnection arrangement to enable the Company to resell IBM's services under the agreement. However, no assurance can be made at this time that these transactions will ultimately be successful.

         The Company's network is monitored 24 hours per day, 7 days per week by its Network Operations Center ("NOC"), located at its Weehawken, New Jersey headquarters. The NOC is the primary control and networking equipment center for all forms of network operations. Redundant network paths connect the NOC to the backbone, reducing the possibility that a single point of failure will cause a network outage. The NOC hosts systems, which consist of networking equipment, hardware and software, for customers by providing space, connectivity, data protection and continuous monitoring and maintenance. The Company maintains a second internal secure network as a dedicated data conduit for backup and restoration of hosted client data. To date, the Company has not experienced any network-wide outages or significant losses of customer data.

SERVICES AND PRODUCTS

         The Company integrates services and products in three key areas: (i) communications services, (ii) professional services and (iii) product resales.

         COMMUNICATIONS SERVICES

         ACCESS SOLUTIONS. Icon's network access solutions enable customers to deploy mission-critical information and applications over the Internet, intranets and extranets. In some cases, the Company provides guaranteed levels of service for dedicated Internet access to corporate customers and targets performance benchmarks for connection success rates, latency levels and throughput. The Company also provides switched Internet access including ISDN and dial-up through Bell Atlantic Internet Solutions and may, in the future, seek to expand its switched services to augment its dedicated offerings to its corporate customers, who may want to provide switched access to their employees or customers. In addition, the Company offers data back-up services by acting as an outsourcer for archiving customers' data on its servers and systems, and provides business recovery solutions by using its proprietary technologies. See " -- Research and Development."

         Depending upon the size of the customer and corresponding application and information needs, bandwidth requirements vary widely. For example, audio and video applications typically require greater bandwidth than text-based applications. Icon generally offers five levels of Internet access to meet the wide range of bandwidth needs:

o         56 Kbps

o         Fractional DS-1 (n x 64 Kbps; n24)

o         DS-1 (1.544 Mbps)

o         Fractional DS-3 (n x 3 Mbps; 1n15)

o         DS-3 (45 Mbps)

         HOSTING AND MANAGEMENT SOLUTIONS. Hosting and management solutions consist of the provisioning, installation, maintenance and monitoring of the hardware and software components that comprise a hosted system. The actual components of web hosting are the server, the physical workstation or PC upon which the website or application resides, the Company's NOC which hosts the server, a high speed physical connection to the Company's backbone, server and power backup to ensure 24 hour functionality, and maintenance, monitoring and management services to ensure ongoing operation of the server. Within both the NT and UNIX product lines, the Company offers a diversity of hardware, software, network and service level configuration options to meet the requirements of its sophisticated customer base. By outsourcing its web server management function to the Company, a customer can reduce costs while increasing reliability and performance of its servers. The Company offers 24 hours per day, 7 days per week monitoring of the server and Internet connection through the Company's technical staff. In addition, Icon provides upgrades as the customer's speed and capacity requirements grow. In addition to its existing hosting facility at its corporate headquarters, the Company currently plans to expand its hosting locations to include New York City and San Francisco to support increasing customer demands.

         PROFESSIONAL SERVICES

         CUSTOM SOFTWARE APPLICATION DEVELOPMENT. The Company designs and develops specialized software applications that enable corporations to communicate business information and conduct commerce through IP-based networks. The Company's engineering staff is experienced in programming languages such as C, C++ and Java and works closely with its customers to analyze and design specifications for IP-based applications. The Company has completed custom application projects for customers including ABC Radio, The Associated Press, Bear Stearns, CBS and Galileo International ("Galileo").

         WEBSITE DESIGN AND DEVELOPMENT. The Company is an established provider of advanced website design and implementation services. The Company designs websites ranging from basic "inquiry only" sites to complex, interactive sites featuring sophisticated graphics, animation, sound and other multimedia content. The Company has completed website design projects for customers including Bell Atlantic Internet Solutions, CBS News, a division of CBS, Comedy Central, Deutsche Morgan Grenfell, Galileo, Eastman Kodak Company, Kobra International (Nicole Miller), Swissair and Swissotel.

         In addition, the Company historically operated an interactive publishing unit that produced three Internet-based media properties: Word(TM), a "lifestyle" publication targeted at 18-34 year olds; Charged(TM), focusing on the extreme sports market; and SportsFan On-Line(TM), a spectator-sports media property that was a joint venture with Sports Fan Radio Network, a division of Winstar Communications, Inc. The Company had historically experienced operating losses in connection with the ongoing operation of its media properties. On March 9, 1998, the Company announced that it would discontinue the ongoing operations of Word and Charged. Also, during the first quarter, Icon terminated its agreement with SportsFan Radio Network, and instead began providing consulting services and communications services to SportsFan Radio Network in connection with the ongoing operation of SportsFan Online.

         INTEGRATION WITH LEGACY SYSTEMS. The Company combines its expertise in communications services, systems design and custom software and website design and development to offer integration services. Icon's integration services enable its customers to access corporate information that resides on legacy systems, such as IBM or Unix mainframes, that are connected by network architectures. The Company's technical engineers, whose training and certification includes Sun Solaris, Netscape, Microsoft NT and Cisco Systems Inc. ("Cisco"), are skilled at design and implementation of databases in order to reduce demands on legacy systems and increase the efficiency of transporting corporate data between legacy and client/server systems over an IP-based network. The Company has completed integration projects for customers including ABC Radio, The Associated Press, Bear Stearns, CBS News, Galileo, Merrill Lynch & Co. Inc. ("Merrill Lynch"), Nomura Securities Co. Ltd. ("Nomura Securities"), Omnipoint Communications ("Omnipoint"), Swissair, Tudor Investment Company and John Wiley & Sons, Inc. ("John Wiley").

         MAINTENANCE AND SUPPORT OF CUSTOMER IT INFRASTRUCTURE. The Company's maintenance and support services organization offers 24 hours per day, 7 days per week hardware and software maintenance and support for its customers. Services include call-in support, troubleshooting, software and hardware updates and on-site helpdesk and general support personnel. Engagements of the Company to perform maintenance and support services have often developed when or after the customer has purchased products from the Company or used other professional services. The Company has provided maintenance and support services for customers including Bear Stearns, CBS, Merrill Lynch, Moore Capital Management, Inc., Omnipoint, Tudor Investment Company and John Wiley.

         PRODUCT RESALES

         PRODUCT RESALES ARE AN INTEGRAL PART OF PROVIDING END-TO-END SOLUTIONS. The Company identifies and resells hardware and software that become components of its customers' information technology infrastructure. The Company, in certain cases, leverages product resales to cross-sell Icon's end-to-end solutions to a growing customer base. The products include hardware and networking equipment such as Sun Microsystems servers and Cisco routers, and software such as Checkpoint fire walls, Netscape web servers and Oracle, Informix and Sybase databases.

SALES AND MARKETING

         The Company's distribution strategy entails expanding its sales channels to sell its services and products directly to commercial users and through a network of indirect distribution channels, including OEM relationships, regional systems integrators, VARs, distributors and relationships with telecommunications companies, including Bell Atlantic Internet Solutions and Fiberlink.

         DIRECT SALES FORCE

         The Company's direct sales force targets large accounts with significant revenue-generating potential. The Company's sales group focuses on information-intensive industries, such as financial services, media, telecommunications and travel and includes customers such as ABC Radio, Bear Stearns, CBS, Galileo and Nomura Securities. The Company believes that the organization of its direct sales force along industry lines enables it to leverage its expertise and develop solutions that can be replicated and tailored to meet recurring demands of corporate customers throughout a particular industry. As the size of the direct sales force grows, the Company plans to expand into additional vertical segments, including general commercial and consumer brand products. The Company has expanded its sales staff from 25 at the beginning of 1997 to 41 as of December 31, 1997. Typically, the Company's sales representatives receive a compensation package that includes a salary and commissions that are based on actual sales and oriented toward selling higher margin services.

         INDIRECT DISTRIBUTION CHANNELS

         The Company markets its services and products through a network of third-party relationships, thereby expanding its customer base throughout the country without incurring the associated sales, marketing and administrative costs. Regional systems integrators, VARs and, in some cases, regional ISPs may also resell the Company's services and products. By reselling the Company's services and products, these companies are able to expand their service and product offerings and provide more comprehensive solutions to their customers. As an example of this strategy, the Company has entered into master distribution agreements with Access Graphics and Merisel, two leading distributors of Sun Microsystems Computer Company ("Sun") workstations, to bundle Sun web servers with the Company's Internet access services. Such distributors and resellers may participate in the Company's indirect distribution channel either by (i) sublicensing the Company's services and products and reselling them to their customers or (ii) referring orders to the Company in exchange for an agency commission. Icon has also pursued a distribution strategy that enlists the assistance of telecommunications companies who are already providing communications services (such as local phone service or cable television) to existing customers. This strategy enables the Company to leverage not only a substantially larger sales and marketing infrastructure, but also strong customer relationships. While the Company's margins are lower in this distribution channel, the Company's resellers absorb all of the customer-acquisition and administrative costs that would otherwise be borne by the Company.

         In addition to its reseller agreements, pursuant to the arrangement with Bell Atlantic Internet Solutions, Bell Atlantic Internet Solutions offers its customers the option to purchase Icon's communications services and bills the customers on Icon's behalf. In October 1997, the Company extended its arrangement with Bell Atlantic Internet Solutions by entering into an updated GSP agreement with Bell Atlantic Internet Solutions. The Company currently plans to make its services available to requesting Bell Atlantic Internet Solutions business customers in the Bell Atlantic northern region during the first half of 1998, subject to certain regulatory approvals. The Company intends to pursue additional relationships with other telecommunications providers, including additional "local telco service" providers both using wireline and wireless facilities, including LECs, RBOCs, CAPs and cable television companies.

         MARKETING

         The Company employs marketing and public relations personnel and works with third-party advertising firms and consultants to provide broad coverage in network computer and vertical industry publications. The Company participates in nationwide industry trade shows, historically including NetWorld+InterOp, Internet World and CompTel. The Company also participates in co-branding promotions with strategic partners including Sun, Access Graphics and

Merisel. Recently, the Company expanded its marketing budget in an effort to increase its brand recognition among potential customers in its target vertical markets.

RESEARCH AND DEVELOPMENT

         To optimize overall network performance, Icon develops and markets proprietary technologies. Icon"s proprietary technologies are based on a modular development approach that offers flexibility and allows for the reuse of individual components and the rapid implementation of custom solutions. In addition, Icon maintains a technology-neutral position thereby enabling it to integrate third-party technologies to optimize its clients" solutions irrespective of technology platform.

         OLIVE -- Objects Live. OLive (TM) is an object-oriented development platform developed and used by the Company in the design of its proprietary technologies. The Company designed OLive to simplify the development process of customized network-centric applications solutions and is focused on re-usability, interoperability and ease of customization.

         NESI. The protection of mission-critical data is of vital importance to a company's business. As a result, corporations need business recovery capabilities to replicate data in remote locations. To address data backup and recovery needs, the Company developed NESI (TM), a technology that extends the distance over which computers can communicate with peripherals such as disk drives. Data can be sent over a WAN to be processed on a device at a remote location, in the same manner as if the device were local. As a result, administrative tools may be used to manage remote devices without modification. Major benefits of NESI include the ability to be integrated with third-party data mirroring products, such as Sun's Solstice DiskSuite and the Veritas Volume Manager, and with data backup software. The Company plans to provide a business recovery service by combining NESI with its proprietary IP replication technology. IP replication technology redirects requests for data stored on a specific server to one or more servers that are hosted on the Company's network by replicating the IP address or identity of the original server. If data is requested from a server that has failed, the request is re-directed to a different NESI-enabled server that is storing a mirrored copy of the data. This further improves recoverability of the data and speed of access to it. The Company has a patent pending on the NESI technology.

         ICONCACHE. End users often experience poor performance while waiting for content to be downloaded from a web server. IconCache(TM), an OLive-based, intelligent caching technology speeds this download process, enhancing the access to and distribution of information over the Internet. Traditionally, when end-users request data via the Internet, a server in a single location fulfills the request. This configuration may result in poor performance due to high server loads caused by overburdening the server with a high volume of requests or increased latency or transmission delays caused by end-user requests originating a significant distance from the server. IconCache improves network performance by addressing both of these problems. Icon addresses server load and distance-related latency problems in areas experiencing high request volume by replicating server data and offloading or caching it to other servers. Ultimately, IconCache diversifies single server loads and moves data closer to the end-user, minimizing backbone traffic and enhancing performance. IconCache is different from other caching technologies, such as proxy servers, that do not provide high levels of data management and are typically used for simple static websites. Icon plans to enhance the flexibility of IconCache by combining it with IP replication. The Company has a patent pending on this technology.

         ICONFEED. In order to fulfill the growing need to publish and distribute content over the Internet, Icon developed IconFeed(TM), an OLive-based content publishing and distribution technology. IconFeed is an application that resides on a server and receives data, regardless of format, and normalizes it for optimal storage, maintenance and distribution on the web. The normalized data can be stored in and accessed by a variety of data storage devices, including databases and file systems. Ultimately, it is distributed and converted into a format suitable for presentation via web servers, including HTML. The Company has a patent pending on this technology.

         ICONCHAT. The Internet enables the real-time interaction of end-users via text, audio and video technologies. By incorporating these increasingly popular interactive technologies into their websites, corporations are realizing benefits, including the extended duration of end-user visits to revenue-generating sites and the reduction of traditional communications costs. While currently integrated with a third-party software product, IconChat(TM), a text-based real-time discussion system, is the Company's first Internet-based interactive offering. IconChat includes proprietary functionalities, including a message board functionality that enables the electronic posting of messages similar to that of a traditional bulletin board. The Company believes that IconChat is ideal for corporate customers who want to facilitate real-time text-based dialog among users of a company's website. It is offered as a value-added service to Icon's communications services customers.

COMPETITION

         The markets served by the Company are extremely competitive. The influx of new market entrants is expected to continue in each sector of the Company's business to meet the growing demand for information technology and communications services and products. Additionally, the Company believes that such factors as shifting customer demands and the rapid pace of technological advance will intensify competition and result in continual pressures to potentially reduce prices, enhance services and products and develop and exploit new technology. Most of the Company's current and potential competitors enjoy a greater market presence and possess substantially greater technical, financial and marketing resources than the Company. The Company believes that its ability to compete successfully depends upon a number of factors, including the performance, reliability and security of its communications infrastructure, continued ability to provide end-to-end Internet solutions, its ability to maintain and expand its channels of distribution, its continued expertise in proprietary and third party technologies, its ability to attract and retain service engineers, the pricing policies of its competitors and suppliers, the variety of services it offers, the timing of introductions of new services by the Company and its competitors, customer support, the Company's ability to support industry standards and industry and general economic trends.

         COMMUNICATIONS SERVICES

         The Company's current and prospective competitors in the Internet communications services sector generally may be divided into the following five groups: (i) telecommunications companies, such as AT&T Corp., MCI Communications Corporation ("MCI"), Sprint Corp., WorldCom, Inc., Intermedia Telecommunications Inc. ("Intermedia"), GTE Corporation and LECs; (ii) online services providers, such as America Online Inc., The Microsoft Network ("MSN") and Prodigy Services Company; (iii) ISPs, such as NETCOM Online Communications Services, Inc. , PSI Network, Inc., Concentric Network Corporation and other national and regional providers; (iv) cable modem connectivity providers such as @Home; and (v) data center providers such as Exodus Communications. Most of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to develop and expand their communications infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their services and products than the Company. In addition to the companies named above, various organizations have entered into or are forming joint ventures or consortiums to provide services similar to those of the Company. The Company believes that competitive factors in the Internet services market include market presence, network capacity, reliability and security, price, new products and enhancements and conformity with industry standards.

         Certain companies, including WorldCom, Intermedia and GTE, have also obtained or expanded their Internet access services and products as a result of acquisitions. In 1996, MFS merged with UUNET Technologies, Inc., a competitor of the Company in the area of Internet access. MFS has been acquired by WorldCom, which is also a supplier of network services to Icon. WorldCom has reached an agreement to acquire MCI, which is a major provider of Internet backbone services. The combination of MFS, UUNET, WorldCom and MCI means that one of the Company's major suppliers is also one of its formidable competitors in providing Internet services. Such acquisitions may permit the Company's competitors to devote greater resources to the development and marketing of new competitive products and services and the marketing of existing competitive products and services. Additionally, certain distributors of the Company's services and products, such as Bell Atlantic Internet Solutions, may compete with the Company in the future. Certain companies are also providing high-speed data services using alternative delivery methods such as cable television, direct broadcast satellites and wireless cable.

         As a result of increased competition and vertical and horizontal integration and consolidation in the industry, the Company could encounter significant pricing pressure, which in turn could result in significant reductions in the average selling price of the Company's services. For example, certain of the Company's competitors that are telecommunications companies may be able to provide customers with reduced communications costs in connection with their Internet access services or private network services, reducing the overall cost of their solutions and significantly increasing price pressures on the Company. There can be no assurance that the Company will be able to offset the effects of any such price reductions with an increase in the number of its customers, higher revenue from enhanced services, cost reductions or otherwise.

         PROFESSIONAL SERVICES

         The professional services market is highly fragmented and served by numerous providers, including consulting and systems integration firms, facilities management and MIS outsourcing companies, applications software firms, major equipment providers through their professional services units, major accounting firms, general management consulting firms and website/intranet design firms. The Company typically encounters competition from mid-sized and regional consulting and systems integration firms, such as Cambridge Technology Partners, Inc. and Technology Solutions Co., and increasingly competes with large-scale systems integrators, such as EDS. The Company's design group also competes with a variety of interactive design firms including agency.com, Razorfish, USWeb Corporation and CKS Group. The Company believes that the primary competitive factors at work in this market are price, the ability to fashion and deliver efficient solutions to customer needs, the quality of service, including project management and ongoing support and maintenance, its ability to attract and retain service engineers and the availability and quality of hardware. Accordingly, the Company competes on the basis of its reputation, personnel, technical sophistication and ability to provide single-source, end-to-end solutions.

         PRODUCT RESALES

         The product resales business is a highly competitive market with low margins and no substantial barriers to entry. The Company believes that its ability to compete successfully depends on a number of factors, including its ability to integrate value-added services with its product resales, the price at which the Company resells products, the speed and accuracy of delivery, the effectiveness of sales and marketing programs, credit availability, the ability to tailor specific solutions to customer needs, the quality and breadth of products offered, the availability to offer product information and technical support and industry and general economic trends.

         The Company's current and prospective competitors generally can be divided into three groups: (i) national and regional VARs, such as EJV Bridge Networks, Bell Technology Group Ltd. and LANCOM; (ii) national and regional systems integrators, such as EDS, Sapient, Computer Associates International, Inc. and The Ergonomics Group; and (iii) hardware distributors, such as CHS Electronics and ITOCHU Corporation. Many of these competitors have greater market presence and financial resources than those available to the Company. As a result, they may be able to adapt more swiftly to changes in market prices and customer requirements, provide financing to customers for purchases, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than can the Company. In addition, the Company expects that additional competitive pressure may arise from manufacturers that have been successful in selling directly to the end-users without the use of resellers.

PROPRIETARY RIGHTS

         The Company believes that factors such as the technical and business expertise of its personnel, attentive high-quality customer service and strategic alliances with its suppliers and other vendors, have to date played a predominant role in promoting its reputation and the growth of its business but recognizes that its ability to compete effectively and to continue to grow will depend increasingly on the use and appeal of its proprietary technology. While the Company relies on patent, trademark, contract, trade secret and copyright law to protect its proprietary technologies, it is possible for a third party to copy or otherwise obtain and use the Company's technologies without authorization, or to develop similar technologies independently. Although the Company has not to date registered any trademark or service mark, it has applied to register its name and logo design as trademarks and certain of its product and service names and marks as trademarks or service marks in the United States. The Company does not own but has applied for patents on certain of its proprietary technologies. Although the Company does not believe that its services or products infringe the proprietary rights of any third parties, there can be no assurance that third parties will not assert such claims against the Company in the future or that such claims will not be successful.

         In accordance with the Company's policy, all of the Company's employees and consultants have entered into, and all future employee and consultants are expected to enter into, agreements containing confidentiality and nonsolicitation covenants. Similarly, the Company's agreements with customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information and products, the use of software in source code form and the sublicensing of licensed software. The Company also monitors and limits access to and the distribution of its proprietary technologies. In addition, the Company sells or licenses its services and products in, and the Internet and other global networks facilitate the delivery of the Company's software to, other countries where the laws may not afford adequate protection of the Company's proprietary rights in such products or provide effective means for its enforcement of such rights.

         Certain technologies used in the Company's solutions are licensed or leased by the Company, generally on a non-exclusive basis. There can be no assurance that such technology will continue to be available to the Company on commercially reasonable terms. The loss of such technology could impair the Company's products or services or require the Company to obtain substitute technologies of lower quality or performance standards or at greater cost.

GOVERNMENTAL REGULATION

         The Company believes it is not currently subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. To date, the FCC has not actively sought to regulate the provision of Internet access and related services. Except for the stand-alone provision of underlying basic transmission capability, the offering of Internet services or access to the Internet has generally been considered an 'enhanced service,' a type of services offering that is not currently regulated by the FCC. Whether the FCC will assert regulatory authority over the Internet and the level of such regulation, if asserted, are pending issues at that agency, and regulation of the Internet and related services in general is being considered by lawmakers at many levels of government. The Company cannot predict whether regulation may be imposed in the future, what form such regulation may take or that such regulation will not adversely affect the Company's business, financial condition or results of operations.

         Under current law, operators of "enhanced" services are exempt from FCC regulation, but operators of 'basic' services are not similarly exempt. The FCC has not yet addressed whether providing transport services, including Internet telephony, to customers over an IP-based network is an enhanced service. A determination by the FCC that providing Internet transport or telephone services to customers over an IP-based network is subject to regulation would adversely impact the Company's ability to provide various existing and planned services and to provide Bell Atlantic Internet Solutions' customers with the option to purchase the Company's communications and other services, and could have a material adverse effect on the Company's business, financial condition and results of operations. Some states may also seek to exercise regulatory jurisdiction over certain aspects of such offerings.

         The FCC also extensively regulates the cable and broadcasting industries. These regulations address, among other things, technical, ownership, competition and content-related issues. To date, the FCC has not determined whether or to what extent its regulatory framework can or should be extended to directly govern analogous communications on the Internet, such as video and audio streaming. There can be no guarantee that the limited regulatory burdens on the Internet to date will not increase or that new laws governing the Internet will not be passed.

         In February 1996, the Telecommunications Act of 1996 was signed into law by the President of the United States. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect the regulatory status of Internet services, affect telecommunications costs, including the application of access charges to Internet services, or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse effect on the Company's business, financial condition and results of operations. Due to the increase in Internet use and publicity, it is possible that laws and regulations may be adopted with respect to the Internet, including with respect to privacy, pricing and characteristics of services or products. Certain other legislative initiatives, including those involving taxation of Internet services and transactions, Internet regulation and universal service contribution requirements for Internet providers have also been proposed. The Company cannot predict the impact, if any, that these or other laws and regulations or legal or regulatory changes may have on its business.

         In addition, Bell Atlantic has filed a petition with the FCC seeking relief from various regulations that affect the deployment of advanced telecommunications services by RBOCs. The petition asks the FCC to approve Bell Atlantic's (i) provision of high-speed broadband services without regard to current geographic restrictions, (ii) development of new services without current pricing, unbundling or separations restrictions and (iii) sale of new services unrestricted by otherwise applicable price cap and separate affiliate rules. If the FCC approves the petition, Bell Atlantic or Bell Atlantic Internet Solutions may be able to undertake many of the functions that the Company currently performs for Bell Atlantic Internet Solutions' customers. The FCC has invited public comment on Bell Atlantic's request.

         Recently the FCC proposed to eliminate the requirement that RBOCs must file comparably efficient interconnection plans and obtain approval for those plans prior to providing new enhanced services. Elimination of this requirement could lessen certain regulatory burdens currently imposed on Bell Atlantic Internet Solutions. Furthermore, on December 31, 1997, a Federal District Court Judge declared several provisions of the Telecommunications Act unconstitutional. That decision has been stayed pending appeal. If upheld on appeal, this decision may allow Bell Atlantic to offer certain services, which Bell Atlantic Internet Solutions and its affiliates have been prohibited from offering under the Telecommunications Act, without the FCC finding Bell Atlantic to be in compliance with the network unbundling and other competitive requirements set out in the Telecommunications Act. The Company currently provides such services for Bell Atlantic Internet Solutions' customers; and if the decision is upheld on appeal, Bell Atlantic Internet Solutions or its affiliates may provide such services directly to their customers.

         Bell Atlantic Internet Solutions' relationship with the Company is subject to review and regulation by state and federal authorities, including the FCC. Although the Company understands that Bell Atlantic Internet Solutions has received the requisite approvals to provide service and make the Company's services available to those of Bell Atlantic Internet Solutions' customers who request them (which has only included customers in the traditional Bell Atlantic southern region through December 31, 1997), a petition submitted by MFS in July 1996 for reconsideration of such FCC approvals is currently pending before the FCC. Additionally, the extension of the Company's service offerings into the traditional Bell Atlantic northern region (NYNEX) is subject to approvals at the state and federal levels. There can be no assurance that Bell Atlantic Internet Solutions will be successful in maintaining or procuring the requisite regulatory approvals. Failure of Bell Atlantic Internet Solutions to maintain or prospectively procure such approvals at the federal or state level could adversely affect the Company's existing agreements with Bell Atlantic Internet Solutions, and, as a result, the Company's business, financial condition and results of operations.

         Additionally, certain lobbying groups are attempting to initiate legislation which would compel ISPs to pay access charges for the use of some of the local networks operated by the RBOCs. The adoption of such laws or regulations could inhibit the continued growth of the Internet or other wide area information networks, impose additional costs on the Company, expose the Company to greater potential liability from regulatory actions or private legal proceedings or otherwise adversely affect the Company's business operations or performance. However, at present, the Company is unable to predict whether any laws or regulations specifically applicable to the Company or its businesses will be adopted, or, if any such laws or regulations are adopted, the nature or extent of their impact on the information technology industry or the Company's business operations or performance.

         Federal and state laws and regulations relating to the liability of online services companies and Internet access providers for information carried on or disseminated through their networks is currently unsettled. Several private lawsuits seeking to impose such liability upon online services companies and Internet access providers are currently pending.

         In addition, legislation has been enacted and new legislation has been proposed that imposes liability for or prohibits the transmission on the Internet of certain types of information. The imposition upon the Company and other Internet access providers of potential liability for information carried on or disseminated through their systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources, or to discontinue certain service or product offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative actions and proposals could impact the growth of Internet use. While the Company carries professional liability insurance, it may not be adequate to compensate or may not cover the Company in the event the Company becomes liable for information carried on or disseminated over its networks.

EMPLOYEES

         As of December 31, 1997, the Company had 268 employees, all of whom were full time. Of these, 99 were principally engaged in professional services, 39 were principally engaged in the communications services, 10 were principally engaged in the interactive publishing group, 47 were principally engaged in sales and marketing, 20 were principally engaged in research and development, 12 were principally engaged in operations and 41 were principally engaged in finance, administration, legal, management information systems and human resources. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be satisfactory.

ITEM 2.           PROPERTIES.

         The Company currently occupies approximately 55,000 square feet in a modern office building in Weehawken, New Jersey, under a lease that expires on February 28, 2006. The Company's NOC is located at its Weehawken building. The Company also occupies approximately 5,700 square feet in New York City and has recently entered into a lease to occupy 23,000 square feet in New York City which will replace the existing New York City facility. The Company has also recently entered into a lease to occupy 13,000 square feet in San Francisco. The Company currently expects to locate a second NOC in the San Francisco facility.

ITEM 3.           LEGAL PROCEEDINGS.

         The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
         MATTERS.

         (a) The Company's common stock, par value $.001 per share ("Common Stock"), began trading on The Nasdaq Stock Market's National Market under the symbol "ICMT" on February 12, 1998. On March 27, 1998, the high and low bid price for the Common Stock was $16.625 and $15.500, respectively.

         On March 30, 1998, there were approximately 91 holders of record of the Common Stock, exclusive of stockholders whose shares were held by brokerage firms, depositories and other institutional firms in "street name" for their customers.

         The Company has not paid any cash dividend to stockholders and does not anticipate paying such dividends in the foreseeable future, as the Company's Board of Directors intends to retain earnings for use in the development and continued expansion of the Company's business. The payment of cash dividends by the Company is prohibited under its revolving line of credit. Any future determination concerning the payment of dividends will be within the sole discretion of the Board of Directors and will depend upon the existence of such restriction, the Company's financial condition, the Company's results of operations and such other factors as the Board of Directors deems relevant.

         On May 30, 1997 the Company effected a 6-for-1 stock split of its Common Stock. For each share of Common Stock outstanding on May 30, 1997, the holder thereof received six shares of Common Stock. On December 15, 1997 the Company effected a 1-for-2.75 reverse stock split of its Common Stock. For each
2.75 shares of Common Stock outstanding on December 15, 1997 the holder thereof received one share of Common Stock. The Company believes the preceding issuances were exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance upon Section 3(a)(9) of such Act.

         In January 1996, the Company sold 422,607 shares of Series A Convertible Participating Preferred Stock, par value $.01 per share ("Series A Preferred Stock"), at $23.33 per share, each of which converted into shares of Common Stock at a price of $6.02 per share upon consummation of the Company's initial public offering. Between January and March 1996, the company issued five-year warrants to purchase an aggregate of 15,635 shares of Common Stock at an exercise price of $.03 per share. Between May and September 1997, the Company sold 180,240 shares of 10% PIK Series B Convertible Participating Preferred Stock, par value $.01 per share ("Series B Preferred Stock"), at $100 per share, each of which converted into shares of Common Stock at a price of $6.02 per share upon consummation of the Company's initial public offering. Between March and September 1997, the Company issued ten-year warrants to purchase 880,710 shares of Common Stock at an exercise price of $6.02 per share and 52,544 shares of Common Stock at an exercise price of $.03 per share. The Company believes the preceding issuances were exempt from registration under the Securities Act in reliance upon Section 4(2) of such Act.

         (b) On February 12, 1998, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-38339). The managing underwriters in the offering (the "Offering") were Credit Suisse First Boston Corporation, BancAmerica Robertson Stephens and Donaldson, Lufkin & Jenrette Securities Corporation (the "Representatives"). The Representatives sold 3,850,000 shares of Common Stock in the Offering for the Company's account at an aggregate offering price of $38,500,000. Additionally, the Company registered an aggregate of 577,500 shares of Common Stock to cover over-allotments.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following selected financial data are derived from, and are qualified by reference to, the audited financial statements of the Company for the period indicated . The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7and the Financial Statements included in
Item 8 of this Report.



                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                             1993           1994          1995          1996          1997
                                                             ----           ----          ----          ----          ----
                                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

Revenues, net:
     Services:                                                                  -
         Professional..............................          $996        $1,914         $4,397        $6,570       $17,140
         Communications............................            --            --            189         1,286         5,979
         Media.....................................            --            --            202           529            89
                                                              ---         -----            ---           ---            --
              Total services revenues..............           996         1,914          4,778         8,367        23,208
                                                              ---         -----          -----         -----        ------
     Products......................................        10,605        17,083         21,424        29,741        23,769
                                                           ------        ------         ------        ------        ------
Total revenues, net................................        11,601        18,997         26,212        38,108        46,977
                                                           ------        ------         ------        ------        ------
Cost of revenues:
     Services......................................           382           758          2,596         6,842        17,001
     Products......................................         9,596        14,132         17,653        24,607        19,401
                                                            -----        ------         ------        ------        ------
Total cost of revenues.............................         9,978        14,890         20,249        31,449        36,402
                                                            -----        ------         ------        ------        ------
Gross profit.......................................         1,623         4,107          5,963         6,659        10,575
                                                            -----         -----          -----         -----        ------
Operating expenses:
     General and administrative....................           652         1,548          2,435         7,006        10,925
     Selling and marketing.........................           742         1,393          3,450         6,504         9,798
     Research and development......................           695           501            411           969         1,347
     Depreciation and amortization.................            75            94            228           460           978
                                                               --            --            ---           ---           ---
Total operating expenses...........................         1,538         3,536          6,524        14,939        23,048
                                                            -----         -----          -----        ------        ------
Income (loss) from operations......................            82           571          (561)       (8,280)      (12,473)
Total other income (expense).......................             2             9           (62)            32         (268)
Provision (benefit) for income taxes...............            43           289          (183)         (210)           256
                                                               --           ---          ----          ----            ---
Net income (loss).................................. $          44 $         291  $       (440)  $    (8,038)  $   (12,997)
                                                    ============= =============  ============   ===========   ============

Basic earnings (loss) per share and diluted
    earnings (loss) per share(a)................... $        0.01 $        0.04  $      (0.07)  $    (1..31)  $     (2.17)
                                                    ============= =============  ============   ===========   ============
Weighted average shares outstanding used for
    basic earnings (loss) per share
    and diluted earnings (loss) per share(a).......         6,545         6,545          6,545         6,545         6,545
Pro forma basic loss per share and diluted
    loss per share(a)(b)...........................                                                           $     (1.39)
Pro forma weighted average shares
    outstanding used for basic loss per
    share and diluted loss per share(a)(b).........                                                                  9,347
Balance Sheet Data (at period end):                 $          74 $          82  $         620  $        515
Cash and cash equivalents..........................           212           423          (712)       (1,900)  $      1,011
Working capital (deficiency).......................         1,967         4,510          8,611        13,292       (1,281)
Total assets.......................................         1,553         3,805          8,213        11,543        20,434
Total liabilities..................................            --            --             --         9,881        14,158
Mandatorily redeemable preferred stock.............           414           705            398       (8,132)        27,229
Stockholders' equity (deficit).....................                                                               (20,953)
-------------------

a) For information concerning the computation of earnings (loss) per share and pro forma loss per share of Common Stock and weighted average shares and pro forma weighted average shares of Common Stock outstanding, see Notes 4 and 14 to the Financial Statements.

(b)  Gives  effect to the  conversion  of 422,607  shares of Series A  Preferred
     Stock and 180,240  shares of Series B Preferred  Stock into  1,637,061  and
     2,992,770 shares of Common Stock, respectively, upon consummation of the Company's initial public offering on February 18, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Financial Statements included elsewhere in this Report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth at the end of this Item.

OVERVIEW

         Integration Consortium, Inc. ("ICI"), the Company's predecessor, was incorporated in New York in February 1991. Icon was incorporated in Delaware in February 1995, and ICI was merged with and into Icon in December 1995. ICI was primarily engaged in the design, marketing, installation and on-going support of high-end network-based information management systems. ICI also focused on developing, customizing and integrating both third-party and proprietary software applications.

         In 1995, recognizing the emergence of IP as a data transmission standard, the Company's management redefined the Company's strategy to provide end-to-end solutions that enable corporate customers to implement their Internet, intranet and extranet strategies. The Company's revenues are primarily derived from the following services and products: (i) a range of professional services, including custom application and website development and design, systems integration and maintenance and support services; (ii) communications services including high-quality Internet access and related services, such as web/server hosting and management, enhanced by the Company's proprietary technologies; and (iii) product resales, including hardware and software sold as an integral part of systems design and integration and as a means to sell integrated communications and professional services and establish customer relationships.

         STATEMENT OF OPERATIONS

         The Company provides professional services to its customers to facilitate the delivery of their information and applications over Icon's communications infrastructure, including development, design and integration services and maintenance and support services. Revenues from development, design and systems integration contracts are recognized on a percentage-of-completion basis. Maintenance and support services are typically provided in accordance with annual agreements that are renewable at the discretion of the customer and subject to change annually. Maintenance and support revenues are recognized ratably over the term of the respective agreement.

         Revenues from communications services are generated by providing Internet access and other related communications services, such as web/server hosting and management. Communications services are generally provided based on one-year or multi-year service agreements, which are renewable at the discretion of the customer. Communications services revenues are recognized ratably over the term of the respective service agreement.

         As a result of the Company's implementation of its end-to-end solutions strategy, services revenues (which incorporate professional, communications and media services) have increased on a yearly basis as a percentage of total revenue. For the years ended December 31, 1995, 1996, and 1997 services revenues consisted of 18.3%, 22.0%, and 49.4% of total net revenues, respectively. The increase in services revenues as a percentage of total net revenues is expected to continue to increase in the future. Historically, the Company generated limited media revenues from selling advertisement space on its three new-media properties, Word(TM), Charged(TM) and SportsFan Online. The Company has experienced operating losses in connection with the ongoing operation of its media properties and, on March 9, 1998, the Company announced that it would discontinue the ongoing operations of Word and Charged. Also, during the first quarter, Icon terminated its agreement with SportsFan Radio Network, and instead began providing consulting services and communications services to SportsFan Radio Network in connection with the ongoing operation of SportsFan Online.

         Historically the Company has experienced relatively stable gross margins on product sales. For the years ended December 31, 1995, 1996 and 1997 gross margins on product sales were 17.6%, 17.3% and 18.4%, respectively. Over the same periods gross margins on services have fluctuated as cost of revenues, particularly on communications services, have increased in advance of revenue growth for such services. The Company anticipates that in the future services will provide greater opportunities for increased gross margins.

         The Company generates products revenues through the reselling of computer and networking hardware and software, including network servers, routers, firewall software, and database management software. Products revenues are recognized upon shipment.

         Professional services cost of revenues consists of the labor and overhead costs for the personnel performing the service including the cost of project management, quality control and project review. Cost of communications services revenues consists primarily of the cost to maintain and operate the Company's communications infrastructure and customers' hosted web servers, access charges from LECs and network and related communications facilities costs, depreciation of network equipment and rental expenses for equipment pursuant to operating leases. The Company expects its services revenues to continue to increase in dollar amount, while declining as a percentage of services revenue as the Company expands its customer base and more fully utilizes its communications infrastructure. Cost of revenues for products consists primarily of the Company's acquisition cost of computer and networking hardware and software that is purchased from the manufacturers' distributors.

         General and administrative expenses consist primarily of personnel expense and professional fees, as well as rent and operating costs of the Company's facilities. The Company expects general and administrative expenses to increase in dollar amount, reflecting the continued growth of its operations and the costs associated with being a publicly held entity, but to decrease in future years as a percentage of total net revenues.

         Selling and marketing expenses consist primarily of personnel expenses, including salary, benefits, commissions, overhead costs and the cost of marketing programs, such as advertising, trade shows and public relations. The Company expects selling and marketing expenses to continue to increase in dollar amount in future years as the Company's business grows and as it increases its presence at trade shows, increases the size of its sales force and develops additional materials to reach a larger audience. The Company expects marketing expenses to decrease as a percentage of total net revenues due to the fact that initial marketing expenses, such as development and preparation of collateral materials, were incurred upon the expansion of business lines.

         Research and development expenses consist primarily of personnel and related costs associated with the development of the Company's technologies. The Company expects its research and development spending to continue to grow and to increase modestly as a percentage of total operating expenses in future years. The Company's expectations of significant revenue growth are not dependent, however, upon the success of ongoing future research and development activities.

         OTHER

         In order to provide nationwide communications services including Internet access, the Company entered into a three-year agreement in June 1995 with MFS to access MFS' nationwide communications facilities and related communications products and services. The terms of the agreement provide for the Company to pay MFS primarily based on the average bandwidth of the Company's traffic transmitted over MFS' communications facilities. The Company believes that the usage-based pricing plan established in the agreement has allowed, and will continue to allow, the Company to grow communications services revenues without incurring the full fixed costs typically associated with building a nationwide network and Internet access. The Company also believes that as the utilization of its network increases the Company may elect to lease and install its own dedicated high speed connections between nodes and may rely less on MFS' communications facilities for data transport.

         The Company, which had been profitable prior to 1995, has incurred net losses and negative cash flow from operations since transitioning its strategy to provide end-to-end Internet solutions and expects to continue to operate at a loss and experience negative cash flow at least through 1998. The Company's attainment of profitability and positive cash flow is dependent upon its ability to substantially grow its revenue base and achieve related operating efficiencies.

         The Company will continue to focus on growing its professional services and communications services businesses, which could require it to significantly increase its expenses for personnel and marketing.

         The Company serves major customers in information intensive industries, such as financial services, telecommunications, media and travel. As discussed in Note 10 to the financial statements, revenues attributable to Bear Stearns comprised 28%, 30% and 49% of the Company's total net revenues in 1995, 1996 and 1997, respectively, and in each year represented a significant component of services and products revenues. Revenues attributable to Nomura Securities comprised 15% and 13% of the Company's total net revenues in 1995 and 1996, respectively, and in each year represented a significant component of products revenues. Revenues attributable to Merrill Lynch comprised 10% of the Company's total net revenues in 1995, which represented a significant component of products revenues. No other customers represented over 10% of the Company's total net revenues in the same time periods. Management expects revenue concentration to decline as the Company grows its services revenues.

         Historically, the Company has marketed and sold its services and products through its direct sales force and through indirect channels. In May 1996, the Company entered into an arrangement with Bell Atlantic Internet Solutions whereby Bell Atlantic Internet Solutions agreed to provide billing services in connection with the offering of the Company's communications services to requesting Bell Atlantic Internet Solutions customers for both dedicated and switched access, including residential customers. Revenues from customers acquired through Bell Atlantic Internet Solutions represented 31% of communications services revenues in 1997. The Company believes that revenues from this arrangement will continue to grow at least until such time that Bell Atlantic Internet Solutions receives regulatory relief from the FCC from various regulations that affect the development of advanced telecommunications services by the RBOCs and that this relationship will represent a significant element of Icon's distribution strategy in Bell Atlantic Internet Solutions' region. In October 1997, the Company extended its arrangement by entering into an updated GSP agreement with Bell Atlantic Internet Solutions to continue to make its services available in the traditional Bell Atlantic southern region for switched and dedicated services and to expand the Company's reach with respect to dedicated services into the Bell Atlantic northern region (previously NYNEX) through October 1999. The Company currently plans that it will make its services available to requesting Bell Atlantic Internet Solutions business customers in the northern region during the first half of 1998, subject to certain regulatory approvals. The Company also has agreements with Access Graphics, Fiberlink, Merisel and other resellers to resell the Company's communications services.

         The Company has incurred losses in 1995, 1996 and 1997 that have generated net operating loss carryforwards of approximately $19.2 million at December 31, 1997 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire in 2011 through 2012 for federal income tax purposes.

RESULTS OF OPERATIONS

         The following table shows various items on the Company's Statement of Operations as a percentage of total net revenues (except where otherwise noted).



                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                  1993      1994       1995       1996      1997
                                                  ----      ----       ----       ----      ----

STATEMENT OF OPERATIONS DATA:

Revenues, net:
     Services:
         Professional..........................    8.6%     10.1%      16.8%      17.3%     36.5%
         Communications........................     --        --        0.7        3.3      12.7
         Media.................................     --        --        0.8        1.4       0.2
                                                   ---       ---        ---        ---       ---
              Total services revenues..........    8.6      10.1       18.3       22.0      49.4
                                                   ---      ----       ----       ----      ----
     Products..................................   91.4      89.9       81.7       78.0      50.6
                                                  ----      ----       ----       ----      ----
Total revenues, net............................  100.0%    100.0%     100.0%     100.0%    100.0%
                                                 =====     =====      =====      =====     =====

Cost of revenues:
     Services(a)...............................   38.4%     39.6%      54.2%      81.8%     73.3%
     Products(b)...............................   90.5      82.7       82.4       82.7      81.6
Total cost of revenues.........................   86.0      78.4       77.3       82.5      77.5

Gross profit...................................   14.0      21.6       22.7       17.5      22.5

Operating expenses:
     General and administrative................   15.6       8.2        9.2       18.4      23.2
     Selling and marketing.....................    6.5       7.3       13.1       17.1      20.9
     Research and development..................    0.6       2.6        1.6        2.5       2.9
     Depreciation and amortization.............    0.6       0.5        0.9        1.2       2.1
                                                   ---       ---        ---        ---       ---
Total operating expenses.......................   13.3      18.6       24.8       39.2      49.1
                                                  ----      ----       ----       ----      ----

Income (loss) from operations..................    0.7       3.0       (2.1)     (21.7)    (26.6)

Net income (loss)..............................    0.4       1.5       (1.7)     (21.1)    (27.7)
-------------------

 (a)     As a percentage of total services revenues.
 (b)     As a percentage of products revenues.



         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         REVENUES. Total net revenues were $47.0 million for the year ended December 31, 1997, an $8.9 million increase over total net revenues of $38.1 million for the year ended December 31, 1996.

         Professional services revenues were $17.1 million and $6.6 million for the years ended December 31, 1997 and 1996, respectively, representing an increase in 1997 of 161%. This increase was attributable to the growing demand for professional services in its existing customer base and the acquisition of several new customers, a high renewal rate of existing maintenance contracts, an increased number of systems engineers available to perform these services and a higher utilization and average billing rate per systems engineer.

         Communications services revenues were $6.0 million and $1.3 million for the years ended December 31, 1997 and 1996, respectively, representing an increase in 1997 of over 372%. This increase is primarily attributable to the acquisition of new customers and the arrangement with Bell Atlantic Internet Solutions under which the Company began providing service in the third quarter of 1996. Revenues derived from the Bell Atlantic Internet Solutions arrangement were a significant component of communications revenues for the year ended December 31, 1997.

         Products revenues were $23.8 million and $29.7 million for the years December 31, 1997 and 1996, respectively, representing a decrease of 19.9%. This decrease was due primarily to the transition of the Company's focus from its historical role as a VAR to providing IP network-related services.

         COST OF REVENUES. Total cost of revenues were $36.4 million and $31.4 million for the years ended December 31, 1997 and 1996, respectively, representing 77.5% and 82.5% of total net revenues, respectively. The overall margin improvement was primarily attributable to the continued successful implementation of the Company's strategy to sell higher-margin professional services.

         Services cost of revenues were approximately $17.0 million and $6.8 million for the year ended December 31, 1997 and 1996, respectively. This growth is primarily attributable to the hiring of 24 additional professional services personnel and the continued expansion of the Company's communications infrastructure. Such costs decreased to 73.3% as a percentage of services revenues in 1997 from 81.8% in 1996.

         Products cost of revenues were $19.4 million and $24.6 million for the year ended December 31, 1997 and 1996, respectively, representing 81.6% and 82.7% of products revenues for the years ended December, 1997 and 1996, respectively. The slight decrease in margin was due primarily to a change in the mix of resold products.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $10.9 million and $7.0 million for the years ended December 31, 1997 and 1996, respectively. This higher level of expenses reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business, as well as rent and operating costs of the Company's facilities. General and administrative expenses as a percentage of total net revenues increased to 23.3% in 1997 from 18.4% in 1996 due to expansion of the Company's administrative infrastructure necessary to manage the rapid growth of the Company's services business.

         SELLING AND MARKETING. Selling and marketing expenses were $9.8 million and $6.5 million for the years ended December 31, 1997 and 1996, respectively. The 50.6% increase in 1997 reflects increased spending including the development of new marketing materials. Selling and marketing expenses as a percentage of total net revenues increased to 20.9% in 1997 from 17.1% in 1996 as a result of the higher sales commissions and increased marketing and promotional activities.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $1.3 million and $1.0 million for the years ended December 31, 1997 and 1996, respectively. This higher level of expense reflects an overall increase in the number of personnel required to develop new technologies that enhance the performance and reliability of the Company's network.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         REVENUES. Total net revenues were $38.1 million in 1996, an $11.9 million increase over total net revenues of $26.2 million in 1995.

         Professional services revenues were $6.6 million and $4.4 million in 1996 and 1995, respectively, representing an increase of 49.4%. This increase was attributable to the growing demand for professional services in the Company's existing customer base and the acquisition of several new customers, a high renewal rate of existing maintenance contracts, the increased number of systems engineers available to perform these services and a higher utilization and average billing rate per systems engineer.

         Communications services revenues increased to $1.3 million in 1996 from $0.2 million in 1995, representing an increase of 570%. This increase is primarily attributable to the acquisition of new customers, the rollout of the Bell Atlantic Internet Solutions arrangement in the second half of 1996 and the continued cross-selling of communications services to the Company's existing professional services and products customers.

         Products revenues were $29.7 million and $21.4 million in 1996 and 1995, respectively, representing an increase of 38.8%. This increase was due primarily to hardware and software resales related to large scale systems integration projects for customers in the financial services industry.

         COST OF REVENUES. Total cost of revenues were $31.4 million and $20.2 million in 1996 and 1995, respectively, representing 82.5% and 77.3% of total net revenues, respectively. This decline in margin is primarily attributable to the expansion of the Company's network, resulting in significant fixed costs with minimal communications services revenues.

         Services cost of revenues were $6.8 million and $2.6 million in 1996 and 1995, respectively. This growth is primarily attributable to the hiring of professional services personnel, expansion of the Company's communications infrastructure and costs associated with the Company's media properties. Such costs increased to 81.8% as a percentage of services revenues in 1996 from 54.2% in the prior year, reflecting the significant fixed costs involved in expanding the Company's communications infrastructure.

         Products cost of revenues were $24.6 million and $17.7 million in 1996 and 1995, respectively, representing 82.7% and 82.4%, respectively, of products as a percentage of products revenues in 1996 and 1995, respectively.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $7.0 million and $2.4 million in 1996 and 1995, respectively. This higher level of expense reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business as well as rent and operating costs of the Company's facilities. General and administrative expenses as a percentage of total net revenues increased to 18.4% from 9.3% in the year earlier period due to expansion of the Company's administrative infrastructure necessary to manage the rapid growth of the Company's services business.

         SELLING AND MARKETING. Selling and marketing expenses were $6.5 million and $3.5 million in 1996 and 1995, respectively. The 88.5% increase in 1996 reflects an increase in sales commissions resulting from increased services and products revenues combined with increased marketing and promotional activities, including advertising and trade shows. Selling and marketing expenses as a percentage of total net revenues increased to 17.1% in 1996 from 13.1% in 1995 as a result of the higher sales commissions and increased marketing and promotional activities.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $1.0 million and $0.4 million in 1996 and 1995, respectively. This higher level of expenses reflected an increase in personnel to develop new technologies that allow the Company's network to more efficiently transport data.


QUARTERLY RESULTS OF OPERATIONS

         The Company's quarterly operating results have in the past and may in the future vary significantly depending upon factors such as the timing and installation of significant orders, which in the past have been and will in the future be, delayed from time to time by delays in the provisioning of telecommunications services and products by subcontractors. Additional factors contributing to variability of quarterly operating results include the pricing and mix of products and services sold by the Company, terminations of service, new services and products introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's services and products, changes in pricing or marketing policies by its competitors and the Company's responses thereto, the Company's ability to obtain sufficient supplies of sole source or limited source components, changes in the Company's communications infrastructure costs, as a result of demand variation or otherwise, the lengthening of the Company's sales cycle, access to capital and the timing of the expansion of the Company's communications infrastructure.

         The following tables set forth the statement of operations data for each of the eight quarters through December 31, 1997, as well as such operations data as a percentage of the Company's revenues. This information has been derived from the Company's unaudited financial statements. In the opinion of management, the unaudited information set forth below has been prepared on the same basis as the audited financial statements contained herein and includes all adjustments, consisting only of normal recurring adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not necessarily indicative of results for any future period.



                                                                        THREE MONTHS ENDED
                                    MARCH 31,  JUNE 30,  SEPTEMBER 31,  DECEMBER 31, MARCH 31,  JUNE 30,  SEPTEMBER 31, DECEMBER 31,
                                        1996      1996           1996          1996      1997      1997           1997         1997
                                        ----      ----           ----          ----      ----      ----           ----         ----
                                                                          (IN THOUSANDS)

STATEMENT OF OPERATIONS DATA:

Revenues, net:
     Services:
         Professional............... $  1,203   $  1,062  $     1,671    $    2,634   $  3,207  $  4,268  $      4,513  $    5,152
         Communications.............      147        185          353           583        938     1,233         1,760       2,048
         Media......................      124        113          116           176         77        --            --          12
                                          ---        ---          ---           ---         --     -----         -----       -----
          Total services revenues...    1,474      1,360        2,140         3,393      4,222     5,501         6,273       7,212
                                        -----      -----        -----         -----      -----     -----         -----       -----
     Products.......................    7,281      7,328        7,732         7,400      4,795     4,885         4,626       9,463
                                        -----      -----        -----         -----      -----     -----         -----       -----
Total revenues, net                     8,755      8,688        9,872        10,793      9,017    10,386        10,899      16,675
                                        -----      -----        -----        ------      -----    ------        ------      ------
Cost of revenues:
     Services.......................    1,270      1,237        1,826         2,509      3,137     3,592         4,792       5,480
     Products.......................    6,157      5,865        6,384         6,201      3,813     4,092         3,771       7,725
                                        -----      -----        -----         -----      -----     -----         -----       -----
Total cost of revenues..............    7,427      7,102        8,210         8,710      6,950     7,684         8,563      13,205
                                        -----      -----        -----         -----      -----     -----         -----      ------
Gross profit........................    1,328      1,586        1,662         2,083      2,067     2,702         2,336       3,470
Operating expenses..................    2,566      3,873        3,909         4,591      4,652     5,269         5,723       7,404
                                        -----      -----        -----         -----      -----     -----         -----       -----
Loss from operations................  (1,238)    (2,287)      (2,247)       (2,508)    (2,585)   (2,567)       (3,387)     (3,934)
Net loss............................  (1,169)    (2,205)      (2,179)       (2,485)    (2,950)   (2,734)       (3,404)     (3,909)



                                                                        THREE MONTHS ENDED
                                 MARCH 31,  JUNE 30,  SEPTEMBER 31,  DECEMBER 31,  MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                                     1996      1996           1996          1996       1997      1997           1997          1997
                                     ----      ----           ----          ----       ----      ----           ----          ----

STATEMENT OF OPERATIONS DATA:

Revenues, net:
     Services:
         Professional............    13.7%      12.3%         16.9%         24.4%      35.5%     41.1%          41.4%         30.9%
         Communications..........     1.7        2.1           3.6           5.4       10.4      11.9           16.2          12.3
         Media...................     1.4        1.3           1.2           1.6        0.9       0.0            0.0           0.1
                                      ---        ---           ---           ---        ---       ---            ---           ---
          Total services revenues    16.8       15.7          21.7          31.4       46.8      53.0           57.6          43.3
                                     ----       ----          ----          ----       ----      ----           ----          ----
     Products....................    83.2       84.3          78.3          68.6       53.2      47.0           42.4          56.7
                                     ----       ----          ----          ----       ----      ----           ----          ----
Total revenues, net..............   100.0%     100.0%        100.0%        100.0%     100.0%    100.0%         100.0%        100.0%
                                    =====      =====         =====         =====      =====     =====          =====         ======
Cost of revenues:
     Services(a).................    86.2%      91.0%         85.3%         73.9%      74.3%     65.3%          76.4%         76.0%
     Products(b).................    84.6       80.0          82.6          83.8       79.5      83.8           81.5          81.6
Total cost of revenues...........    84.8       81.7          83.2          80.7       77.1      74.0           78.6          79.2
Gross profit.....................    15.2       18.3          16.8          19.3       22.9      26.0           21.4          20.8
Operating expenses...............    29.3       44.6          39.6          42.5       51.6      50.7           52.5          44.4
                                     ----       ----          ----          ----       ----      ----           ----          ----
Loss from operations.............   (14.1)     (26.3)        (22.8)        (23.2)     (28.7)    (24.7)         (31.1)        (23.4)
Net loss.........................   (13.4)     (25.4)        (22.1)        (23.0)     (32.7)    (26.3)         (31.2)        (23.4)

--------------------------

(a)      As a percentage of total services revenues.
(b)      As a percentage of products revenues.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had an accumulated deficit of $21.1 million at December 31, 1997 and has used cash of $16.3 million in the aggregate to fund operations during 1995, 1996 and 1997. Prior to consummation of the Company's initial public offering on February 18, 1998 (the "Offering"), the Company had satisfied its cash requirements primarily through the sale of preferred stock and borrowings under credit agreements. The Company's principal uses of cash are to fund operations, working capital requirements and capital expenditures. At December 31, 1997 the Company had $1.0 million in cash and cash equivalents and a working capital deficit of $1.3 million. Net cash used in operating activities for the years ended December 31, 1995, 1996 and 1997 was approximately $1.3, $5.0 and $10.0 million, respectively. Net cash used in investing activities for the years ended December 31, 1995, 1996 and 1997 was approximately $1.0, $3.7 and $5.0 million, respectively. For the years ended December 31, 1995, 1996 and 1997, cash of approximately $2.9, $8.6 million and $15.5 million, respectively, was provided by financing activities. Cash provided by financing activities for the years ended December 31, 1997 includes approximately $16.5 million in net proceeds from the issuance of the Series B Preferred Stock.

         As of December 31, 1997, the Company's operating lease obligations were projected to be $1.7, $1.2 and $1.1 million for 1998, 1999 and 2000, respectively.

         On August 13, 1996, the Company obtained a secured line of credit with The CIT Group/Business Credit, Inc. ("CIT") for $10.0 million which expires on August 13, 1998. Borrowings under this line are secured by substantially all of the assets of the Company and are limited to a specified percentage of qualifying accounts receivable less outstanding obligations of the Company owed to CIT including outstanding letters of credit. Under this secured line of credit, the Company may not pay cash dividends, pledge any of its assets to third parties, borrow money from third parties, lend money to third parties or merge or consolidate with third parties without CIT's prior written consent. Borrowings under this line amounted to $2.2 and $1.1 million at December 31, 1996 and 1997, respectively. The Company does not currently expect that it will be necessary to use the secured line of credit to meet its working capital and capital expenditure requirements through the end of 1998. Interest is payable monthly at an annual rate equal to the prime rate plus one percent. Following a change in the prime rate, the rate adjusts on the first of the month following any change. Interest expense amounted to $0.1 and $0.3 million for the year ended December 31, 1996 and 1997, respectively. As of December 31, 1997, there was $4.1 million available under the line.

         As of December 31, 1997, trade payables to a vendor in the amount of $3.8 million were secured by a lien on substantially all of the Company's assets.

         The Company has made capital investments in its network, NOC and other capital assets totaling $1.0, $3.7 and $5.0 million in 1995, 1996, and 1997 respectively. The Company expects to make additional capital investments to expand and enhance its operations of approximately $5.5 million in 1998. The foregoing expectation with respect to capital investment is a forward-looking statement that involves risks and uncertainties and the actual amount of capital investment could vary materially as a result of a number of factors.

         On February 18, 1998, the Company completed the Offering, selling 3.85 million shares of Common Stock at a price of $10.00 per share, providing gross proceeds to the Company of $38.5 millon and net proceeds, after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, of approximately $34.5 million. Since the Company expects to incur additional operating losses, the Company intends to use the net proceeds from the Offering to meet its short term capital requirements. The Company believes that proceeds from the Offering will be sufficient to meet its anticipated cash needs for working capital and for the acquisition of capital equipment through the end of 1998. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional financing, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") FASB issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires the presentation of components of comprehensive income in a company's financial statements for the reporting periods beginning subsequent to

December 15, 1997. Comprehensive income is defined as the change in a company's equity during a financial reporting period from transactions and other circumstances from nonowner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). The adoption of FAS 130 is not expected to have a material impact on the Company's financial statements.

         In June 1997, the FASB issued Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("FAS 131"), which establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for fiscal years beginning after December 31, 1997. The adoption of the provisions of FAS 131 is not expected to have a material impact on the Company's existing disclosures.

YEAR 2000

         As reasonably necessary and appropriate, the Company is in the process of modifying or replacing software components that it uses so that such software will properly recognize dates beyond December 31, 1999 ("Year 2000 Compliance"). The cost for such modifications and replacements is not expected to be material. The Company has initiated formal communications with its significant vendors and customers to determine the extent that Year 2000 Compliance issues of such parties may affect the Company. There can be no guarantee that the systems of such other companies will be timely converted, or that their conversion will be compatible with information included in the Company's systems, without a material adverse effect on the Company's business, financial condition or results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believe," "expect," "intend," "estimate" and similar expressions. Those statements appear in a number of places in this report and include statements regarding the intent, belief or current expectation of the Company or its directors or officers with respect to, among other things, trends affecting the Company's financial conditions and results of operations and the Company's business and growth strategies. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors, including but not limited to the following ("Cautionary Statements"): (i) the Company's limited operating history and history of negative cash flow and operating losses, (ii) potential fluctuations in the Company's quarterly operating results, (iii) the Company's concentration of revenues, (iv) challenges facing the Company as it experiences rapid growth and (v) its dependence on a limited number of suppliers. The accompanying information contained in this report, including the information set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors that could cause such differences. Such forward-looking statements speak only as of the date of this report, and the Company cautions potential investors not to place undue reliance on such statements. The Company undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is set forth on the Financial Statements, commencing on page F-1 included herein.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

         The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated herein by reference to such information, which will be contained in the Company's definitive proxy statement relating to the Company's 1998 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Act of 1934, as amended (the "1998 Proxy Statement").


                                     PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT.

      1.       Financial Statements filed as part of this Report:

               Index to the Financial Statements.............................F-1

               Report of Independent Accountants.............................F-2

               Balance Sheet as of December 31, 1996 and 1997................F-3

               Statement of Operations for the Years Ended December 31,
                   1995, 1996 and 1997.......................................F-4

               Statement of Changes in Stockholders' Equity (Deficit)
                   for the Years Ended December 31, 1995, 1996 and 1997......F-5

               Statement of Cash Flows for the Years Ended December 31,
                   1995, 1996 and 1997.......................................F-6

               Notes to Financial Statements.................................F-7

      2. Financial Statement Schedules filed as part of this Report:

               Schedule II -- Valuation and Qualifying Accounts

         (b)      REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by the Company during the last fiscal quarter of the period covered by this Report.

         (c)      EXHIBITS.


       Exhibit                            Description
       -------                            -----------

          3.1         Restated Certificate of Incorporation of the registrant.
          3.2    *    Restated By-laws of the registrant.
          4.1    *    Specimen Copy of  Stock  Certificate for  shares of Common
                      Stock of the registrant.

 Exhibit                                      Description
 -------                                      -----------

4.2      *    Form  of  Investors'  Rights Agreement  between the registrant and each of the  holders  of its  Series A  Convertible  Participating
              Preferred Stock.

4.3      *    Form  of  Registration Rights Agreement between the registrant and
              each  of  the  holders  of  its  10%  PIK  series  B   Convertible
              Participating Preferred Stock.

4.4      *    Form  of  warrant  with   certain   registration  rights  of  the
              registrant.

10.1     +*   Employment  Agreement  dated  as  of  December 4, 1995 between the registrant and Scott A. Baxter, as amended.

10.2     +*   Employment  Agreement  dated  as  of  December 4, 1995 between the registrant and Richard M. Brown, as amended.

10.3     +*   Employment   Agreement  dated  as  of December 4, 1995 between the
              registrant and Scott Harmolin, as amended.

10.4     +*   Employment  Agreement   dated  as  of  February  1997  between the
              registrant and Frank C. Cicio, Jr.

10.5     +*   Employment   Agreement    dated   March   31,  1997   between  the
              registrant and Kenneth J. Hall.

10.6     +*   1995 Stock Option Plan of the registrant.

10.7     *    Form  of  Stock  Option   Contract  granted  to  employees  of the
              registrant.

10.8     +*   Form  of  Stock  Option  Contract  granted to executives  officers and certain key employees of the registrant.

10.9     *    Lease  dated  November 3, 1995 between the registrant and Hartz-PW
              Tower B Limited Partnership as supplemented on November 15, 1995.

10.10    *    Financing  Agreement  dated August 13, 1996 between the registrant and The CIT Group/Business Credit, Inc.

10.11    *    Master   Service  Agreement   dated  June  29,  1995  between  the
              registrant  and MFS

10.12    *    Addendum  No.   1  dated   June  29,  1995  to the MFS  Agreement.
              Confidential treatment has been sought as to various portions of this exhibit. Such portions have been omitted pursuant to an order of the Securities and Exchange Commission granting such request.

10.13    *    Modification Agreement to Addendum No. 1 to the MFS Agreement.

10.14    *    Indirect  Value  Added Reseller  Agreement  dated November 2, 1992 between the registrant and Sun Microsystems Computer Company, as amended through December 13, 1996.

10.15    *    Master  Value  Added Reseller Agreement as amended through October
              31, 1996 between the registrant and Cisco Systems, Inc.

10.16    *    Global  Service  Provider Agreement dated October 17, 1997 between the registrant and Bell Atlantic Internet Solutions, Inc.

10.17    *    Application  for  Data  Services  dated  February 11, 1997 between the registrant and WorldCom Inc.

10.18    *    Interconnection   Agreement  effective  as  of   August  18,  1997
              between the registrant and UUNET Technologies, Inc.

10.19    *    Intercreditor   Agreement   dated   August   18,  1996  among  the
              registrant,   the  CIT  Group/Business  Credit,  Inc.  and  Access
              Graphics, Inc.

11.1          Computation of pro forma per share earnings.

27.1          Financial Data Schedule.

------------------
 Filed as the same exhibit number as part of the registrant's Registration Statement on Form S-1 (File No. 333- 38339) declared effective by the Securities and Exchange Commission on February 12, 1998 and incorporated by reference herein.
 Management contract or compensatory plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1998.

                                    ICON CMT CORP.
                                    (Registrant)


                                    By: /s/SCOTT A. BAXTER
                                        ------------------
                                        Scott A. Baxter
                                        President, Chief Executive Officer and
                                        Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

  Signatures                 Title                                Date
  ----------                 -----                                ----



 /s/SCOTT A. BAXTER     President, Chief Executive Officer and    March 31, 1998
 ------------------     Chairman of the Board of Directors
 (Scott A. Baxter)      (Principal Executive Officer)


/S/RICHARD M. BROWN     Vice President -- Information Tech-       March 31, 1998
-------------------     nologies, Secretary and Director
(Richard M. Brown)


/S/SCOTT HARMOLIN       Senior Vice President, Chief              March 31, 1998
-----------------       Technology Officer, and Director
(Scott Harmolin)


 /S/KENNETH J. HALL     Senior Vice President, Chief              March 31, 1998
 ------------------     Financial Officer and Treasurer
(Kenneth J. Hall)      (Principal Financial Officer)


/s/WILLIAM B. FISCHER   Vice President and Controller             March 31, 1998
---------------------   (Principal Accounting Officer)
 (William B. Fischer)


/s/SAMUEL A. PLUM
-------------------
(Samuel A. Plum)        Director                                  March 31, 1998


/s/WAYNE B. WEISMAN
-------------------
(Wayne B. Weisman)      Director                                  March 31, 1998

                                 ICON CMT CORP.
                        INDEX TO THE FINANCIAL STATEMENTS


Report of Independent Accountants............................................F-2

Balance Sheet as of December 31, 1996 and 1997...............................F-3

Statement of Operations for the Years Ended December 31,
    1995, 1996 and 1997......................................................F-4

Statement of Changes in Stockholders' Equity (Deficit)
    for the Years Ended December 31, 1995, 1996 and 1997.....................F-5

Statement of Cash Flows for the Years Ended December 31,
    1995, 1996 and 1997......................................................F-6

Notes to Financial Statements................................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of ICON CMT CORP.

         In our opinion, the financial statements listed in the index under Item 14(a)(1) and (2) on page 25 present fairly, in all material respects, the financial position of Icon CMT Corp. (the "Company") at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Stamford, Connecticut
March 6, 1998

                                 ICON CMT CORP.
                                 BALANCE SHEET

                                                                                                         PRO FORMA
                                                                                                        STOCKHOLDERS'
                                                                                                          EQUITY
                                                                                                         DECEMBER
                                                                                                         31, 1997
                                                                                   DECEMBER 31,         (NOTE 14)
                                                                             ------------------------  -------------
                                                                                1996         1997       (UNAUDITED)
                                                                                ----         ----
                                                                              (IN THOUSANDS, EXCEPT
                                                                                  SHARE AMOUNTS)

                                ASSETS
Current assets:
     Cash and cash equivalents.........................................  $       515  $     1,011
     Accounts receivable, net of allowance for
        doubtful accounts of $437 and $450, respectively...............        7,348        9,276
     Unbilled costs and accrued earnings...............................          184          981
     Notes receivable..................................................          167          178
     Inventories.......................................................           92          104
     Prepayments and other current assets..............................          752        1,327
     Deferred financing costs..........................................           --          824
     Deferred tax asset (Note 1).......................................          430           --
                                                                         -----------  -----------
     Total current assets..............................................        9,488       13,701

Fixed assets, net (Note 5).............................................        3,721        6,525
Other assets...........................................................           83          208
                                                                         -----------  -----------
                  Total assets.........................................  $    13,292  $    20,434
                                                                         ===========  ===========
            LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
               PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable..................................................  $     6,689  $      8,941
     Short-term borrowings.............................................        2,194        1,000
     Accrued expenses..................................................        2,232        4,096
     Deferred revenue..................................................          273          121
                                                                         -----------  -----------
         Total current liabilities.....................................       11,388       14,158
     Deferred tax liability............................................          155           --
                                                                                 ---       ------
                  Total liabilities....................................       11,543       14,158
                                                                         -----------  -----------

Commitments (Note 13)

Mandatorily redeemable 10% PIK Series B Convertible Participating
   Preferred Stock ($.01 par value; 415,000 shares authorized, none issued and outstanding in 1996, 180,240 shares issued and outstanding in 1997, pro forma none issued and outstanding) (liquidation preference of
   $18,866 at December 31, 1997).......................................           --       16,628

Mandatorily redeemable Series A Convertible Participating Preferred Stock ($.01
   par value; 450,000 shares authorized, 422,607 issued and outstanding in 1996 and 1997, pro forma none issued and outstanding)(liquidation preference of
   $10,401 and $10,993, respectively)                                          9,881       10,601

Stockholders' equity:
     Preferred stock ($.01 par value; 1,000,000 shares authorized)                --           --
     Common stock ($.001 par value; 50,000,000 shares authorized,                                             11
       6,545,454 shares issued and outstanding in 1996 and 1997,
       pro forma 11,175,285 shares issued and outstanding).............            7            7  $
     Additional paid-in capital........................................           23          498         27,335
     Accretion of mandatorily redeemable preferred stock...............         (89)        (388)             --
     Accumulated deficit...............................................      (8,073)     (21,070)       (21,070)
                                                                         -----------  -----------  -------------
              Total stockholders' (deficit) equity.....................      (8,132)     (20,953)  $       6,276
                                                                         -----------  -----------  =============
              Total liabilities, mandatorily redeemable preferred stock    $  13,292  $    20,434
                  and stockholders' deficit............................
                                                                         ===========  ===========


              The accompanying notes are an integral part of these
                             financial statements.




                                 ICON CMT CORP.
                             STATEMENT OF OPERATIONS


                                                                                         YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------------
                                                                                1995              1996               1997
                                                                                ----              ----               ----
                                                                                     (IN THOUSANDS, EXCEPT PER SHARE
                                                                                                AMOUNTS)

Revenues, net:
     Services:
         Professional............................................        $     4,397       $     6,570        $    17,140
         Communications..........................................                189             1,268              5,979
         Media...................................................                202               529                 89
                                                                      --------------     -------------     --------------
              Total services revenues............................              4,788             8,367             23,208
                                                                      --------------     -------------     --------------
     Products....................................................             21,424            29,741             23,769
                                                                      --------------     -------------     --------------
              Total revenues, net................................             26,212            38,108             46,977
                                                                      --------------     -------------     --------------
Cost of revenues:
     Services....................................................              2,596             6,842             17,001
     Products....................................................             17,653            24,607             19,401
                                                                      --------------     -------------     --------------
              Total cost of revenues.............................             20,249            31,449             36,402
                                                                      --------------     -------------     --------------
Gross profit.....................................................              5,963             6,659             10,575
                                                                      --------------     -------------     --------------
Operating expenses:
     General and administrative..................................              2,435             7,006             10,925
     Selling and marketing.......................................              3,450             6,504              9,798
     Research and development....................................                411               969              1,347
     Depreciation and amortization...............................                228               460                978
                                                                      --------------     -------------     --------------
         Total operating expenses................................              6,524            14,939             23,048
                                                                      --------------     -------------     --------------
Loss from operations.............................................              (561)           (8,280)           (12,473)
                                                                      --------------     -------------     --------------
Other income (expense):
     Interest income.............................................                 16               107                 94
     Interest expense............................................               (78)                (75)            (362)
                                                                      --------------     -------------     --------------
         Total other income (expense)............................               (62)                32              (268)
                                                                      --------------     -------------     --------------
Loss before income taxes.........................................              (623)           (8,248)           (12,741)
                                                                      --------------     -------------     --------------
Provision (benefit) for income taxes.............................              (183)             (210)                256
                                                                      --------------     -------------     --------------
Net loss.........................................................        $     (440)       $   (8,038)          $(12,997)
                                                                      ==============     =============     ==============

Basic loss per share and diluted loss per share..................        $    (0.07)       $    (1.31)        $    (2.17)
                                                                      ==============     =============     ==============
Weighted average shares outstanding used for basic loss per
     share and diluted loss per share............................              6,545             6,545              6,545

Pro forma data (unaudited) (Note 14):

     Pro forma basic loss per share and diluted loss per share...                                             $    (1.39)
     Pro forma weighted average shares outstanding used for
        basic loss per share and diluted loss per share..........                                                   9,347


              The accompanying notes are an integral part of these
                             financial statements.


                                 Icon CMT Corp.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




                                                                                    Accretion of
                                                                                    Mandatorily
                                                                                     Redeemable        Retained           Total
                                          Common Stock             Additional       Convertible        Earnings        Stockholders'
                                          ------------              Paid-In          Preferred       (Accumulated         Equity
                                         Shares    Amount           Capital            Stock           Deficit)          (Deficit)
                                         ------    ------           -------            -----           --------          ---------
                                                                             (In thousands, except share amnounts)


Balance at January 1, 1995           6,545,454     $    7          $   293                             $   405          $    705
Issuance of compensatory stock
  options to employees........              --         --              133                                  --               133
Net loss......................              --         --               --                               (440)             (440)
Balance at December 31, 1995..       6,545,454          7              426                                (35)               398
Issuance of warrants in
  connection with sales of Series
  A convertible participating
  preferred stock ............              --         --              166                                  --               166
Accretion of mandatorily
  redeemable convertible
  preferred stock to redemption
   value......................              --         --            (569)       $      (89)                --             (658)
Net loss......................              --         --                -                --           (8,038)           (8,038)
Balance at December 31, 1996         6,545,454          7               23              (89)           (8,073)           (8,132)
Issuance of warrants in
  connection with sale of 10%
  PIK Series B convertible
  participating preferred stock             --         --            2,362                --                --             2,362
Expenses related to issuance of
  10% PIK Series B convertible
  participating preferred stock             --         --            (500)                --                --             (500)
Accretion of mandatorily
  redeemable convertible
  preferred stock to redemption
  values......................              --         --          (1,387)             (299)                --           (1,686)
Net loss......................              --         --              --               --            (12,997)          (12,997)
                                     ---------     ------        ---------        ---------         ----------         ---------
Balance at December 31, 1997         6,545,454     $    7        $     498       $     (388)        $ (21,070)         $(20,953)
                                     =========     ======        =========        =========         ==========         =========


              The accompanying notes are an integral part of these
                             financial statements.




                                 ICON CMT CORP.
                             STATEMENT OF CASH FLOWS


                                                                               YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                        1995            1996             1997
                                                                        ----            ----             ----
Cash flows from operating activities:                                                (In thousands)
     Net loss.....................................................    $      (440)      $   (8,038)    $   (12,997)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization............................             228            1,054           2,191
         Stock option compensation................................             133               --              --
         Deferred income taxes, net...............................           (198)             (62)             275
         Non-cash interest expense................................              --               --              20
     Changes in assets and liabilities:
         Accounts receivable......................................         (2,230)          (1,312)         (1,928)
         Unbilled costs and accrued earnings......................              --            (184)           (797)
         Inventories..............................................             223             (71)            (12)
         Prepayments and other current assets.....................           (352)            (402)           (586)
         Other assets.............................................            (69)               --              --
         Accounts payable.........................................             697            3,242           2,252
         Accrued expenses.........................................             771              754           1,864
         Deferred revenue.........................................             241               32           (152)
         Income taxes payable.....................................           (316)               --              --
                                                                             ----              ----            ----
              Net cash used in operating activities...............         (1,312)          (4,987)         (9,870)
                                                                           ------           ------          ------
Cash flows from investing activities:
     Capital expenditures.........................................         (1,000)          (3,701)         (4,995)
     Investment in joint venture..................................              --               --           (125)
                                                                            ------           ------          ------
              Net cash used in investing activities...............         (1,000)          (3,701)         (5,120)
                                                                           ------           ------          ------
Cash flows from financing activities:
     Proceeds from issuance of short-term notes...................           3,000            2,194           7,750
     Net repayments of short-term notes...........................              --          (3,000)         (7,944)
     Loans to stockholders........................................           (150)               --              --
     Net proceeds from issuance of mandatorily redeemable
        convertible preferred stock...............................              --            9,389          16,504
     Deferred financing costs.....................................              --               --           (824)
                                                                              ----             ----           -----
              Net cash provided by financing activities...........           2,850            8,583          15,486
                                                                             -----            -----          ------
Net increase (decrease) in cash...................................             538            (105)             496
Cash and cash equivalents at beginning of period..................              82              620             515
                                                                                --              ---             ---
Cash and cash equivalents at end of period........................    $        620    $         515    $      1,011
                                                                      ============    =============    ============

Cash paid (received) for:
     Income taxes.................................................    $        461    $       (175)    $       (22)
                                                                      ============    ============     ===========
     Interest.....................................................    $         56    $          75    $        332
                                                                      ============    =============    ============


              The accompanying notes are an integral part of these
                             financial statements.


                                 Icon CMT Corp.
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1.       ORGANIZATION AND BUSINESS

ORGANIZATION

         Icon CMT Corp. ("Icon" or the "Company") was incorporated in February 1995 under the laws of the State of Delaware for the purpose of merging with Integration Consortium, Inc. (the "Predecessor"), which was incorporated in 1991 under the laws of the State of New York. In July 1995, the stockholders of the Predecessor exchanged their shares of the Predecessor for 6,545,454 shares of the common stock of Icon and the Predecessor became a wholly owned subsidiary of Icon. A merger of Icon and the Predecessor was effected in December 1995, and pursuant to the merger agreement, Icon was the surviving entity. The share exchange and subsequent merger has been accounted for in a manner similar to a pooling of interests. References herein to the operations and historical financial information of the "Company" prior to the date of the share exchange refer to the operations and historical financial information of the Predecessor. Unless the context otherwise requires, all other references herein to the "Company" refer to Icon.

BUSINESS

         From inception through 1994, the Company was primarily engaged in the design, marketing, sale, installation and on-going support of information management systems and distribution of information over networks. Through 1994, the Company primarily generated revenue through the sales of hardware and services to migrate its customers' networks to local client/server environments and by managing, maintaining and expanding those networks.

         During 1995 the Company  began its  transition  to become an end-to-end
Internet solutions provider to corporate customers. The Company currently derives its revenues from the following services and products: (i) professional services including custom application development and design, systems integration and maintenance and support services, (ii) high quality Internet access and related communications services such as web/server hosting and management and (iii) product resales, including hardware and software, as a part of systems design and integration.

2.       LIQUIDITY

         The Company has incurred significant operating losses for the years ended December 31, 1996 and 1997. At December 31, 1996 and 1997 the Company had an accumulated deficit of $8,073 and $21,070, respectively, and a working capital deficit of $1,900 and $1,281, respectively. Such losses have resulted principally from general and administrative and selling and marketing expenses associated with the Company's expanded level of operations. The Company expects that its cash and working capital requirements will continue to increase as the Company's operations continue to expand. In order to fund these efforts, the Company completed private placements of its mandatorily redeemable Series A Convertible Participating Preferred Stock (the "Series A Preferred") during 1996 and its mandatorily redeemable 10% PIK Series B Convertible Participating Preferred Stock (the "Series B Preferred") during 1997 (Note 7). The Company utilized the net proceeds from these issuances for the repayment of short-term debt and working capital, including marketing and product line expansions. In addition, the Company has borrowed $1,000 under a secured line of credit at December 31, 1997 (Note 6) to meet its working capital requirements.

         In February 1998 the Company completed an initial public offering of its common stock and management believes that the net proceeds of such offering will provide sufficient funding to meet the Company's planned business objectives through December 31, 1998 (Note 14).

                                 Icon CMT Corp.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
               (In thousands, except share and per share amounts)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SERVICES REVENUE
         Revenue from custom software development, database design, outsourcing and corporate website production is recognized as the services are rendered or on a percentage of completion basis for contracts requiring milestone achievements prior to invoicing.

         Revenue from communications services, such as Internet access, hosting services, on-site maintenance, product enhancements and telephone support, is recognized ratably over the period of the underlying agreement as the services are provided, typically one year.

         Revenue from sponsorships of digital publications is recognized ratably over the period in which the sponsorship is displayed on a website or webzine produced by the Company.

         Unbilled costs and accrued earnings consist primarily of services performed which were not billed at the end of the period due to specific contractual terms established with certain customers.

PRODUCTS REVENUE
         Revenue from the resale of products, which consist of high-end non-proprietary network hardware and software products, is recognized upon shipment to the customer when no significant vendor obligations exist and collectibility is probable.

DEFERRED REVENUE
         Deferred revenue consists principally of billings in advance for services not yet provided.

CASH EQUIVALENTS
         Cash equivalents consist of short-term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost. Interest is accrued as earned.

INVENTORIES

         Inventories, which consist principally of purchased computer hardware, are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

DEFERRED FINANCING COSTS

         On October 16, 1997, the Board of Directors of the Company authorized management to pursue an underwritten sale of shares of the Company's common stock in an initial public offering (the "IPO") pursuant to the Securities Act of 1933. In connection with the Company's IPO, which was completed in February 1998, the Company has incurred certain costs which have been deferred at December 31, 1997 (Note 14).

                                 Icon CMT Corp.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
               (In thousands, except share and per share amounts)

FIXED ASSETS

         Fixed assets are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets, generally three to five years. Depreciation expense related to equipment used solely for communications-related services is included in services cost of revenues.

RESEARCH AND DEVELOPMENT

         The Company charges all costs incurred to establish the technological feasibility of a product or product enhancement to research and development expense.

INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with their 1997 presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of accounts receivable, notes receivable, accounts payable, accrued expenses and short-term borrowings approximate their fair values due to the relatively short maturity of these instruments.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires the presentation of the components of comprehensive income in a company's financial statements for reporting periods beginning subsequent to December 15, 1997. Comprehensive income is defined as the change in a company's equity during a financial reporting period from transactions and other circumstances from nonowner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available-for-sale securities). The adoption of FAS 130 is not expected to have a material impact on the Company's financial statements.

         In June 1997, the FASB issued Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("FAS 131"), requires that public business enterprises report certain information about operating segments. It also requires that public business enterprises repot certain information about their products and services, geographic areas in which they operate and major customers. FAS 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The adoption of the provisions of FAS 131 is not expected to have a material impact on the Company's existing disclosures.

                                 Icon CMT Corp.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
               (In thousands, except share and per share amounts)

4.       LOSS PER COMMON SHARE

         Effective December 31, 1997 the Company adopted Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (i.e., options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

         All prior periods  presented have been restated for the adoption of FAS
128. The adoption of FAS 128 did not have a significant impact on the loss per share of prior periods. The computation of basic loss per share and diluted loss per share for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                  Year Ended December 31,
                                                  -----------------------
                                            1995         1996              1997
                                            ----         ----              ----

 Net loss.............................    $(440)     $(8,038)         $(12,997)
 Accrued dividends on Series A
   Preferred and Series B Preferred...         -        (542)           (1,234)
                                          ------        -----           -------

 Loss available to common
   stockholders.......................    $(440)     $(8,580)         $(14,231)
                                          ======     ========         =========

 Weighted average shares outstanding
   used for basic loss per share and
   diluted loss per share............. 6,545,454    6,545,454         6,545,454

 Basic loss per share and
   diluted loss per share.............   $(0.07)      $(1.31)           $(2.17)
                                         =======      =======           =======

         At December 31, 1997, outstanding options to purchase 1,241,150 shares of common stock, with exercise prices ranging from $6.02 to $14.27 have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 948,891 shares of common stock, with exercise prices ranging from $0.01 to $6.02, were also antidilutive and excluded from the computation of diluted loss per share at December 31, 1997. Common shares issuable upon conversion of Series A Preferred and Series B Preferred have also been excluded from the computation of diluted loss per share at December 31, 1997 as they are antidilutive.

                                 Icon CMT Corp.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
               (In thousands, except share and per share amounts)

5.       FIXED ASSETS

         Fixed assets is comprised of the following at December 31, 1996 and 1997:


                                                              December 31,
                                                   --------------------------
                                                            1996        1997
                                                            ----        ----

Computer equipment.................................    $   4,688   $   8,917
Furniture and fixtures.............................          397         469
Vehicles...........................................           35          35
Leasehold improvements.............................           --         694
                                                             ---         ---
                                                           5,120      10,115
Less:  accumulated depreciation and amortization...      (1,399)     (3,590)
                                                         ------      ------
                                                       $   3,721   $   6,525
                                                       =========   =========


6.       NOTES PAYABLE

SECURED LINE OF CREDIT

         On August 14, 1995, the Company obtained a secured line of credit with a bank for $3,000 which expired on June 30, 1996. Borrowings under this line were secured by certain assets of the Company. At December 31, 1995, borrowings under this line amounted to $3,000. Interest was charged at the bank's prime rate plus one percent, which was 9.5% at December 31, 1995. Interest expense amounted to $78 and $25 in 1995 and 1996, respectively. This line of credit was repaid in full on January 31, 1996.

         On August 13, 1996, the Company obtained a secured line of credit with a lending institution for $10,000 which expires on August 13, 1998. Borrowings under this line are secured by substantially all of the assets of the Company. Borrowings under this line are limited to a specified percentage of qualifying accounts receivable less outstanding obligations of the Company owed to the lending institution including outstanding letters of credit. The payment of cash dividends is prohibited under this secured line of credit. At December 31, 1996 and 1997, borrowings under this line amounted to $2,194 and $1,000, respectively. Interest is payable monthly at an annual rate equal to the lending institution's prime rate plus one percent, which was 9.25% and 9.50% at December 31, 1996 and 1997, respectively. The rate adjusts on the first of the month following any change. Interest expense amounted to $50 and $324 for the years ended December 31, 1996 and 1997, respectively. The agreement requires an annual commitment fee of approximately $28. At December 31, 1997, amounts available under the secured line of credit were $4,143.

         At December 31, 1997, irrevocable letters of credit of $1,000, were issued under this agreement which are being maintained as security for performance under long-term property lease agreements.

BRIDGE FINANCING

         In March 1997, the Company obtained a $1,000 unsecured bridge loan which bore interest at a rate of 10% per annum from a holder of the Series A Preferred. The terms of the loan provided for a rate of interest of 10% per annum through June 30, 1997 and 18% per annum from July 1, 1997, payable monthly. The loan was payable upon demand by the holder at any time after the earliest of the following to occur: (i) the closing of initial public offering in the amount of $8,000 or greater, (ii) the closing of a private placement of any class of the Company's capital stock equal to or exceeding $8,000, (iii) a "Disposal Event" as defined by the loan agreement, or (iv) September 30, 1997.

                                 Icon CMT Corp.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
               (In thousands, except share and per share amounts)

         The loan agreement also provided that upon completion of a public offering or private placement equal to or exceeding $8,000, the holder of the loan had the option to convert the outstanding principal amount of the note and accrued and unpaid interest into the class of capital stock issued in the public or private offering. In May 1997 the holder of the loan converted the loan plus accrued interest thereon, in the amount of $20, into 10,200 shares of Series B Preferred.

         In further consideration of the loan, upon completion of the Series B Preferred financing, the Company issued a warrant to the Series A Preferred holder to purchase 41,511 shares of common stock at an initial exercise price of $6.02 per share. The warrant is exercisable for a period of ten years from the date of issuance. The fair value of the warrant, in the amount of $103, has been recorded as additional paid-in capital.

7.       COMMON STOCK AND CONVERTIBLE PARTICIPATING PREFERRED STOCK

COMMON STOCK SPLIT, INCREASE IN AUTHORIZED COMMON SHARES, CHANGE TO PAR VALUE OF COMMON STOCK, AND REVERSE STOCK SPLIT

         Effective May 30, 1997, the Company implemented a 6-for-1 stock split applicable to all issued and outstanding shares of the Company's common stock and increased the number of authorized shares of common stock from 10,000,000 to 50,000,000. In addition, the par value of the Company's common stock was changed from $.01 per share to $.001 per share.

         In connection with the IPO, on October 16, 1997 the Company's Board of Directors approved a 1-for-2.75 reverse stock split to be applicable to all issued and outstanding shares of the Company's common stock, which split became effective December 15, 1997.

         All common shares, stock options, warrants and related per share data, reflected in the financial statements and notes thereto, have been presented as if the stock splits had occurred on January 1, 1995.

SERIES A CONVERTIBLE PARTICIPATING PREFERRED STOCK

         In  January  1996,  the  Company  issued  422,607  shares  of  Series A
Preferred at $23.33 per share providing gross proceeds of $9,859 and net proceeds, after deducting expenses, of $9,389. Each share of Series A Preferred is convertible at the option of the holder into the number of shares of common stock determined by dividing $23.33 by the conversion price. The initial conversion price was $10.70, which is subject to adjustment to the share price of any security issuances at a per share price lower than $10.70 prior to the second anniversary of the date of issuance of the Series A Preferred stock. Subsequent to the second anniversary of the issuance of the Series A Preferred the Series A shares are subject to weighted average anti-dilution provisions. Upon issuance of the initial Series B Preferred on May 30, 1997 (See below), the conversion price of the Series A Preferred was adjusted to $6.02 per share. The Series A Preferred shares converted into common stock upon the consummation of the Company's IPO.

         If the Series A Preferred shares had not been converted upon the consummation of the Company's IPO, then each holder, at their option, at any time after the fifth anniversary of the date of issuance of the Series A Preferred, could have sold such shares to the Company at a redemption price of $23.33 per share plus a redemption premium equal to $1.40 per annum accruing from the date of issuance to the redemption date, less any dividends paid thereon prior to the redemption date and including the amount of any dividends or other distributions declared but unpaid on the Series A Preferred. The excess of the redemption value over the carrying value was recorded by periodic charges to stockholders' equity through the earliest date at which the Series A Preferred holders may require redemption of the Series A Preferred.

                                 Icon CMT Corp.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
               (In thousands, except share and per share amounts)

         The holders of Series A Preferred were entitled to vote on matters which holders of common stock have the right to vote.

         In connection with this transaction, the Company issued a warrant for the purchase of 15,542 shares of the Company's common stock, at an initial exercise price of $0.03 per share, as a placement fee to a financial advisor. The fair value of the warrant in the amount of $166 has been recorded to additional paid-in capital. The warrant is exercisable for a period of ten years from the date of issuance.

10% PIK SERIES B CONVERTIBLE PARTICIPATING PREFERRED STOCK

         On May 30, 1997, the Company issued and sold 100,000 shares of the Series B Preferred at $100.00 per share providing gross proceeds of $10,000 and net proceeds, after deducting expenses, of $9,601. Subsequent to the initial issuance, and prior to the first anniversary of the closing date, subject to certain closing conditions, the Company had the option to issue and sell up to an additional 50,000 shares to the original investors at a price per share of $100.00. As of December 31,1997, the Company had not exercised this option. This option lapsed upon the closing of the IPO. In connection with this transaction, the Company issued a warrant for the purchase of 838,199 shares of the Company's common stock, at an initial exercise price of $6.02 per share, to the original investors of the Series B Preferred. The warrant is exercisable for a period of ten years from the date of issuance. The fair value of the warrant, in the amount of $1,958, has been recorded as additional paid-in capital.

         The holders of the Series B Preferred had the right to convert such shares into common stock at an initial conversion rate of $100.00 divided by a conversion price of $6.02 per share. In the event the Company had exercised its option to sell the additional 50,000 shares of Series B Preferred to the original investors, the conversion price would have been amended to $4.51 per share. The Series B Preferred shares converted into common stock upon the consummation of the IPO.

         If the Series B Preferred shares had not been converted upon the consummation of the Company's IPO, then each holder, at their option, at any time after the fifth anniversary of the date of issuance of the Series B Preferred, could have sold such shares to the Company at a redemption amount, and in the event of a liquidation of the Company the holders of the Series B Preferred were entitled to a senior liquidation preference (each as defined).

         An in-kind dividend accrued at an annual rate of 10%. The excess of redemption value over carrying value, was recorded by periodic charges to stockholders' equity through May 30, 2002, the earliest date the Series B Preferred holders could have required redemption of the Series B Preferred. The holders of Series B Preferred were entitled to participate equally per share in any dividends to holders of common stock or the Series A Preferred in excess of an annual rate of 10% and were entitled to vote on matters which holders of common stock have the right to vote.

         Also in connection with the initial issuance of Series B Preferred, the Company issued a warrant to a financial advisor for the purchase of 50,042 shares of common stock at an exercise price of $0.03 per share. The fair value of the warrant, in the amount of $301, has been recorded to additional paid-in capital.

         Prior to the initial issuance of the Series B Preferred, the original Series B Preferred investors advanced amounts to the Company in the form of bridge loans totaling $5,750 bearing interest at an annual rate of 10%. Such advances were repaid with interest in the amount of $16, upon the closing of the initial issuance of the Series B Preferred.

         During the period from June 1997 to December 1997, the Company issued and sold an additional 70,040 shares of the Series B Preferred at $100.00 per share, providing gross proceeds of $7,004 and net proceeds, after deducting expenses, of $6,904.

                                 Icon CMT Corp.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
               (In thousands, except share and per share amounts)

8.       TRANSACTIONS WITH RELATED PARTIES

         On July 17, 1995, the three founders and principal stockholders of the Company entered into an agreement whereby, among other things, each of these stockholders agreed to grant to the other two stockholders the right of first refusal to purchase any shares of the Company's common stock they propose to sell on substantially the same terms as a potential third-party is offering and, upon their death, the right to purchase any or all of their shares of common stock of the Company at the fair market value on the date of death. Upon consummation of the IPO, the agreement was terminated.

         In August 1995, the Company made loans in the amount of $50 to each of its three principal stockholders. The loans bear interest at a rate of 7% per annum. Interest income from such loans amounted to $3, $14, and $11 for the years ended December 31, 1995, 1996 and 1997, respectively. The loans, and accrued interest thereon, are due on demand.

         On December 4, 1995, the Company entered into employment agreements with each of its three principal stockholders and founders, which expire five years from the date of the agreement. The employment agreements, which provide for base salaries and guaranteed bonuses, contain certain non-compete clauses which are in effect for a period of one year following termination of employment. In the event of termination of employment of any of such principal stockholders following a change in control (as defined in the employment agreements), that has not been approved by the Board of Directors, the principal stockholders will receive a termination payment equal to 2.99 times their respective base salary. On June 2, 1997, the employment agreements were amended by the Company. As a result of these amendments, the expiration dates of the agreements were extended to May 29, 2002.

9.       STOCK OPTION, DEFINED CONTRIBUTION AND PROFIT SHARING PLANS

STOCK OPTION PLANS

         In July 1995, the Company adopted a stock option plan (the "July Plan") which was subsequently terminated by the Company's Board of Directors on October 23, 1995. Pursuant to the July Plan, the Company granted certain employees options to purchase 552,000 shares of the Company's common stock at $0.27 per share. The Company recorded $133 of compensation expense during 1995 related to the grant of such options. As of the date of grant, 65,455 options were exercisable, and none were exercised prior to October 23, 1995, the date on which the July Plan and all options granted pursuant thereto were canceled.

         On October 23, 1995, the Company implemented its 1995 Stock Option Plan (the "Plan"), whereby incentive and nonqualified options to purchase up to 1,090,909 shares of the Company's common stock may be granted to key employees, directors and consultants. On March 14, 1997, the Board of Directors approved an amendment to the Plan whereby the aggregate number of shares of common stock for which options may be granted under the Plan was increased to 1,636,363. The exercise and vesting periods and the exercise price for options granted under the Plan are determined by a Committee of the Board of Directors. The Plan stipulates that no option may be exercisable after ten years from the date of grant. The fair market value of the Company's common stock is determined by the Board of Directors. Options granted under the Plan generally vest in equal installments over periods ranging from one to five years.

         Under the Plan, each non-employee director, upon their initial appointment, shall be granted options to purchase 3,273 shares of the Company's common stock at a price equal to its fair market value at the date of grant. Additionally, options to purchase 2,182 shares of the Company's common stock at the then fair market value shall be granted immediately following each annual meeting of the stockholders. These options are exercisable for five years from the date of grant.No such options have yet been granted as of December 31, 1997.

                                 Icon CMT Corp.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
               (In thousands, except share and per share amounts)

         On June 18, 1997 outstanding employee stock options, with exercise prices ranging from $6.42 to $14.27, to purchase 868,364 shares of common stock were repriced at $6.02 per share, which was the fair market value as determined by the Board of Directors at such date. Outstanding stock options to purchase 109,091 shares of common stock held by an employee who is also a principal stockholder were also repriced on such date from $11.76 to $6.63 per share.

         The following table summarizes activity regarding stock options for the years ended December 31, 1996 and 1997:


                                                                              Weighted-
                                                                   Shares       Average
                                                                    Under      Exercise
                                                                   Option         Price
                                                                   ------         -----

 Options outstanding at December 31, 1995......................    614,182        $6.42
      Granted at $11.00-$11.74.................................    479,127        11.17
      Forfeited at $6.42.......................................  (148,364)         6.42
      Forfeited at $11.00......................................   (35,127)        11.00
                                                                  --------

 Options outstanding at December 31, 1996 at:
      $6.42....................................................    465,818         6.42
      $11.00-$11.74............................................    444,000        11.19
                                                                   -------

 Total options outstanding at December 31, 1996................    909,818         8.74
      Granted at $10.00-$14.27.................................    402,968        13.54
      Cancelled at $6.42-$14.27................................  (977,455)         9.92
      Re-granted at $6.02-$6.63................................    977,455         6.09
      Granted at $6.02.........................................    106,364         6.02
      Forfeited at $6.02-$11.00................................  (178,000)         9.13
                                                                 ---------

 Options outstanding at December 31, 1997 at:
      $10.00-$14.27............................................    173,877        12.58
      $6.02-6.63...............................................  1,067,273         6.08
                                                                 ---------


 Total options outstanding at December 31, 1997................  1,241,150         6.99
                                                                 =========
 Exercisable at December 31, 1997..............................    274,364         7.99
                                                                   =======

 Options available for grant at December 31, 1997..............    395,214
                                                                   =======
 Weighted average remaining contractual life for options at:
       $6.02-$6.63............................................. 2.3  years
       $10.00-$14.27........................................... 2.3  years



         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plan and other stock-based compensation issued to employees and directors. During the years ended December 31, 1996 and 1997, the Company was not required to recognize compensation expense for options granted to employees.

         Had compensation cost for options grants to employees been determined based upon the fair value at the date of grant for awards under the Plan consistent with the methodology prescribed under Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("FAS 123"), the Company's net loss for the years ended December 31, 1995, 1996 and 1997 would have increased by approximately $35, $529 and $561, respectively.

                                 Icon CMT Corp.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
               (In thousands, except share and per share amounts)

         The fair values of options granted to employees during the years ended December 31, 1995, 1996 and 1997 has been determined on the date of the respective grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                      1995      1996     1997
                                                      ----      ----     ----

Dividend yield....................................     None     None     None
Weighted average risk free interest rate on date
     of grant.....................................     6.3%     6.3%     6.3%
Forfeitures.......................................     None     None     None
Expected life.....................................  5 years  5 years  5 years


DEFINED CONTRIBUTION AND PROFIT SHARING PLANS

         The Company has a defined contribution savings plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code, for employees meeting certain service requirements. Participants may contribute up to 10% of their gross wages not to exceed, in any given year, a limitation set by Internal Revenue Service regulations. The Plan provides for discretionary contributions to be made by the Company as determined by the Company's Board of Directors. The Company has not made any contributions to the Plan during the periods presented. The Company also has a profit sharing plan (the "PSP") covering substantially all full-time employees. Contributions by the Company to the PSP amounted to $28 in 1996. There were no contributions to the PSP during 1995 and 1997.

10.      CONCENTRATION OF RISK AND CUSTOMER INFORMATION

         A significant percentage (58%, 68% and 59% in the years ended December 31, 1995, 1996, and 1997, respectively) of the Company's revenues are derived from domestic third-party financial services companies. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, accounts receivable, notes receivable, accounts payable and short-term notes payable. The Company generally does not require collateral and the majority of its trade receivables are unsecured. The Company is directly affected by the well being of the financial services industry; however, the Company does not believe significant credit risk exists at December 31, 1997. The Company relies on other companies to supply certain key components of its network infrastructure, including telecommunications services and networking equipment, which, in the quantities and quality required by the Company, are available only from a limited number of sources. The Company is also dependent upon local exchange carriers to provide telecommunications services to the Company and its customers. There can be no assurance that the Company will be able to obtain such services on the scale and within the time frames required by the Company at an acceptable cost, or at all.

         The network-based information management systems sold by the Company are provided by one manufacturer for whom the Company serves as a value-added reseller. Termination or loss of the Company's agreement with this manufacturer may have a material adverse impact on the Company's financial position and results of operations.

                                 Icon CMT Corp.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
               (In thousands, except share and per share amounts)

         Revenues attributable to a single customer comprised 28%, 30% and 49% of of the Company's total net revenues in 1995, 1996 and 1997, respectively. Revenues attributable to a second customer comprised 15% and 13% of the Company's total net revenues in 1995 and 1996, respectively. Revenues attributable to a third customer comprised 10% of the Company's total net revenues in 1995.

 11. INCOME TAXES

         The Company has incurred losses during 1995, 1996, and 1997. At December, 1997, the Company has available for federal income tax purposes net operating loss carryforwards of approximately $19,182 that expire in 2011 through 2012. At December 31, 1997 the Company also had research and development tax credit carryforwards in the amount of $87 which expire in 2001. These losses and credits are subject to limitation on future years utilization as a result of certain ownership changes. In general, a change in ownership occurs when greater than a 50 percent change in ownership takes place. The annual utilization of net operating loss carryforwards generated prior to the change in ownership is limited, in any one year, to a percentage of the fair value of the Company at the time of the change in ownership.

         The net operating loss carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes result in a net deferred tax benefit of $8,778 at December 31, 1997. The Company's operating plans anticipate taxable income in future periods; however, such plans make significant assumptions which cannot be reasonably assured including continued market acceptance of the Company's products and services by customers. Therefore, in consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance in the amount of $8,778 at December 31, 1997, to offset the deferred tax benefit amount.

                                 Icon CMT Corp.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
               (In thousands, except share and per share amounts)

         Significant components of the current and noncurrent deferred tax assets at December 31, 1996, and 1997 are as follows:



                                                       December 31,
                                                       ------------
                                                 1996                1997
                                                 ----                ----

Deferred tax assets:
         Accounts receivable reserves.......  $   185            $    197
         Net operating loss.................    3,296               8,392
         Accruals...........................      245                 135
         Research and development credits...       --                  87
         Depreciation.......................       --                   4
                                                  ---                 ---
         Total deferred tax assets..........    3,726               8,815
                                                -----               -----

Deferred tax liabilities:
         Depreciation.......................    (117)                  --
         Other..............................     (38)                (37)
                                                 ---                 ---
         Total deferred tax liabilities.....    (155)                (37)
                                                ----                 ---
Net deferred tax asset......................    3,571               8,778
Less: valuation allowance...................  (3,296)             (8,778)
                                              ------              -------
Deferred tax asset, net.....................  $   275            $     --
                                              =======            ========


    The components of the provision (benefit) for income taxes are as follows:

                                                     Year Ended December 31,
                                                     -----------------------
                                               1995           1996         1997
                                               ----           ----         ----
Current taxes:
         Federal.........................        --       $  (148)           --
         State and city..................  $     15             --           --
                                           --------       --------       ------
         Total current taxes.............        15          (148)           --
                                           --------       --------       ------
Deferred taxes:
         Federal.........................     (114)           (51)       $  174
         State and city..................      (84)           (11)           82
                                               ---            ---            --
         Total deferred taxes............     (198)           (62)          256
                                              ----            ---           ---
Provision (benefit) for income taxes.....  $  (183)       $  (210)       $  256
                                           =======        =======        ======

                                 Icon CMT Corp.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
               (In thousands, except share and per share amounts)

         The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. income tax rate to loss before taxes as follows:


                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                         1995           1996        1997
                                                         ----           ----        ----

Federal income tax statutory rate.................    (35.0%)        (35.0%)      (35.0%)
State income taxes, net of federal tax benefit....     (7.2)          (9.6)        (8.8)
Stock compensation................................      7.4             --           --
Other nondeductible items.........................      5.4            2.1          2.8
Valuation allowance...............................       --           40.0         43.0
                                                       ----           ----         ----
Income tax rate as recorded.......................    (29.4%)         (2.5%)        2.0%
                                                      =====           ====          ===


12.      JOINT VENTURE

         In November 1997, the Company entered into a Joint Venture agreement with Teleway, a Japanese communications company, pursuant to which they intend to establish Icon-Teleway Internet Corporation ("ITIC"). ITIC will operate an Internet solutions business to market end-to-end solutions to corporate customers in Japan. Teleway and the Company will hold equity stakes of 52% and 48%, respectively, in ITIC, which will be formally established by the first quarter of 1998. The services provided by ITIC will be similar to the services provided by the Company in the United States, including communications services, professional services and product resales.

         Teleway has agreed to provide ITIC an initial loan of Y1 billion (approximately $7,900) and, upon request, to make an additional loan for up to Y500 million (approximately $4,000) to fund operations. In connection with the creation of ITIC, the Company licensed to ITIC the exclusive right to utilize the Company's intellectual property in Japan for a period of five years.

         As consideration of the rights granted to ITIC by the Company, ITIC will pay royalties to the Company in amounts equal to 3.5% and 1.0% of net income generated by ITIC through the leasing and sublicensing or sale of the Company's services and sale of communications products, respectively. Any royalties received by the Company (up to a maximum of $8,000) will be contributed back to ITIC as equity and will be matched by Teleway so that their respective ownership interests will remain constant.

         In connection with the formation of ITIC the Company was required to make a capital contribution of $125, which has been recorded in Other assets at December 31, 1997.


13.      COMMITMENTS

LEASES

         Future minimum payments under non-cancelable operating leases, which primarily relate to network capacity and office space, with initial or remaining terms of one year or more, consist of the following as of December 31, 1997:

                                 Icon CMT Corp.
                  NOTES TO FINANCIAL STATEMENTS -- (Continued)
               (In thousands, except share and per share amounts)

         Year
         ----
         1998..............................................        $ 1,723
         1999..............................................          1,232
         2000..............................................          1,101
         2001..............................................          1,119
         2002..............................................          1,143
         2003 and thereafter...............................          3,714
                                                                     -----
                                                                 $  10,032
                                                                 =========

         Rent expense amounted to $210, $584 and $813 in 1995, 1996 and 1997.

OTHER

         In February 1997, the Company entered into an agreement to purchase interexchange telecommunications services through February 29, 2000. Pursuant to this agreement the Company has a monthly commitment, before discounts, of $50. These purchase commitments are not expected to exceed usage requirements in any of the months covered by the agreement.

         At December 31, 1997 trade payables to a vendor in the amount of $3,800 were secured by substantially all of the assets of the Company. The security agreement is subordinated to the security interests of a lending institution in connection with a secured line of credit (Note 6).

14.      SUBSEQUENT EVENTS

INITIAL PUBLIC OFFERING AND PRO FORMA PRESENTATION

         On February 18, 1998, the Company completed the IPO, selling 3,850,000 shares of common stock at a price of $10.00 per share providing gross proceeds to the Company of $38,500 and net proceeds, after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, of approximately $34,505.

         Upon completion of the offering, the shares available for grant under the 1995 Stock Option Plan were increased from 1,636,364 to 2,181,818.

         Upon the closing of the IPO, all outstanding shares of Series A and Series B Preferred Stock converted into an aggregate of 4,629,831 shares of common stock. The pro forma effects of this conversion have been reflected in unaudited pro forma stockholders' equity at December 31, 1997 and pro forma earnings per share for the year ended December 31, 1997.

DISCONTINUED PRODUCT LINE

         In March 1998, the Company discontinued its media services product offerings. The Company generated revenues of $202, $529 and $89 from the selling of advertising space on its new media properties in 1995, 1996 and 1997, respectively. The cost of revenues associated with media services during 1995, 1996 and 1997 was $147, $1,504 and $2,316, respectively.

                                   SCHEDULE II


                                 ICON CMT CORP.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)




                                                                       ADDITIONS
                                                                       ---------
                                              BALANCE AT      CHARGED TO       CHARGED TO                     BALANCE AT
                                               BEGINNING      COSTS AND          OTHER                          END OF
                                               OF PERIOD       EXPENSES         ACCOUNTS       DEDUCTIONS       PERIOD
                                               ---------       --------         --------       ----------       ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
         Year ended December 31, 1995......       $103             $225               --             --           $328
         Year ended December 31, 1996......        328              109               --             --            437
         Year ended December 31, 1997......        437               13               --             --            450

VALUATION RESERVE - DEFERRED TAX ASSETS
         Year ended December 31, 1995......         --               --               --             --             --
         Year ended December 31, 1996......         --            3,296               --             --          3,296
         Year ended December 31, 1997......      3,296            5,482               --             --          8,778



                                  EXHIBIT INDEX

   Exhibit                    Description
   -------                    -----------

     3.1  Restated Certificate of Incorporation of the registrant.

     3.2  * Restated By-laws of the registrant.

     4.1 * Specimen Copy of Stock Certificate for shares of Common Stock of the registrant.

     4.2 * Form of Investors' Rights Agreement between the registrant and each of the holders of its Series A Convertible Participating Preferred Stock.

     4.3 * Form of Registration Rights Agreement between the registrant and each of the holders of its 10% PIK series B Convertible Participating Preferred Stock.

     4.4  * Form of warrant with certain registration rights of the registrant.

     10.1 +* Employment Agreement dated as of December 4, 1995 between the registrant and Scott A. Baxter, as amended.

     10.2 +* Employment Agreement dated as of December 4, 1995 between the registrant and Richard M. Brown, as amended.

     10.3 +* Employment Agreement dated as of December 4, 1995 between the registrant and Scott Harmolin, as amended.

     10.4 +* Employment Agreement dated as of February 1997 between the registrant and Frank C. Cicio, Jr.

     10.5 +* Employment Agreement dated March 31, 1997 between the registrant and Kenneth J. Hall.

     10.6 +* 1995 Stock Option Plan of the registrant.

     10.7 *  Form  of  Stock  Option  Contract   granted  to  employees  of  the
          registrant.

     10.8 +* Form of Stock Option Contract granted to executives officers and certain key employees of the registrant.

     10.9 * Lease dated November 3, 1995 between the registrant and Hartz-PW Tower B Limited Partnership as supplemented on November 15, 1995.

     10.10* Financing Agreement dated August 13, 1996 between the registrant and
          The CIT Group/Business Credit, Inc.

     10.11* Master Service Agreement dated June 29, 1995 between the registrant and MFS

     10.12*  Addendum  No.  1  dated  June  29,  1995  to  the  MFS   Agreement.
          Confidential treatment has been sought as to various portions of this exhibit. Such portions have been omitted pursuant to an order of the Securities and Exchange Commission granting such request.

     10.13 * Modification Agreement to Addendum No. 1 to the MFS Agreement.

     10.14* Indirect Value Added Reseller Agreement dated November 2, 1992 between the registrant and Sun Microsystems Computer Company, as amended through December 13, 1996.

     10.15* Master Value Added Reseller Agreement as amended through October 31,
          1996 between the registrant and Cisco Systems, Inc.

     10.16* Global Service Provider Agreement dated October 17, 1997 between the registrant and Bell Atlantic Internet Solutions, Inc.

     10.17* Application for Data Services dated February 11, 1997 between the registrant and WorldCom Inc.

     10.18* Interconnection Agreement effective as of August 18, 1997 between the registrant and UUNET Technologies, Inc.

     10.19* Intercreditor Agreement dated August 18, 1996 among the registrant, the CIT Group/Business Credit, Inc. and Access Graphics, Inc.

     11.1 Computation of pro forma per share earnings.

     27.1 Financial Data Schedule.
-------------------
* Filed as the same exhibit number as part of the registrant's Registration Statement on Form S-1 (File No. 333-38339) declared effective by the Securities and Exchange Commission on February 12, 1998 and incorporated by reference herein.
+ Management contract or compensatory plan.

                                   EXHIBIT 3.1



                      RESTATED CERTIFICATE OF INCORPORATION

                                       OF

                                 ICON CMT CORP.


                  It is hereby certified that:

                                    ARTICLE I

                  The present name of the corporation (hereinafter called the "Corporation") is Icon CMT Corp. The name under which the Corporation was originally incorporated was ICon International Inc. The date of filing of its original certificate of incorporation with the Secretary of State of the State of Delaware was February 27, 1995.

                                   ARTICLE II

                  The restated certificate of incorporation of the Corporation filed with the Secretary of State of the State of Delaware on December 15, 1997, as amended on February 12, 1998 (the "Old Certificate"), is hereby amended by striking out Paragraphs Fifth and Sixth of Article V thereof and by renumbering the remaining Paragraphs Seventh through Thirteenth of the Old Certificate as Paragraphs Fifth through Eleventh of Article V hereof, all of which is set forth in the Restated Certificate of Incorporation hereinafter provided for.

                                   ARTICLE III

                  The  provisions of the  certificate  of  incorporation  of the
Corporation as heretofore amended and/or supplemented, and as herein amended, are hereby restated and integrated into the single instrument which is hereinafter set forth, and which is entitled Restated Certificate of Incorporation of Icon CMT Corp., without any further amendments other than the amendments herein certified and without any discrepancy between the provisions of the certificate of incorporation as heretofore amended and supplemented and the provisions of the said single instrument hereinafter set forth.

                                   ARTICLE IV

                  The amendments and the restatement of the certificate of incorporation herein certified have been duly adopted in accordance with the provisions of Sections 228, 242 and 245 of the General Corporation Law of the State of Delaware (the "GCL").

                                    ARTICLE V

                  The certificate of incorporation of the Corporation, as amended and restated herein, reads as follows:


                      RESTATED CERTIFICATE OF INCORPORATION

                                       OF

                                 ICON CMT CORP.


                  FIRST:  The name of the Corporation is Icon CMT Corp.

                  SECOND: The address of the registered office of the Corporation in the State of Delaware is 1013 Centre Road, Wilmington, New Castle County, Delaware 19805. The name of its registered agent at such address is Corporation Service Company.

                  THIRD: The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the GCL.

                  FOURTH: The total number of shares of stock which the Corporation shall have authority to issue is 51,000,000 shares, consisting of:
(a) 50,000,000 shares of a single class of common stock, par value $.001 per share ("Common Stock"); and (b) 1,000,000 shares of a single class of preferred stock, par value $.01 per share ("Preferred Stock"). The number of shares of Preferred Stock may be issued from time to time in one or more series. The Preferred Stock may be issued from time to time, when and as authorized by the Board of Directors, in one or more subseries as to the date of issuance, upon such terms and conditions as the Board of Directors may approve in one or more additional series. The Board of Directors is expressly authorized to provide for the issuance of all or any shares of the Preferred Stock in one or more classes or series, and, subject to the provisions hereof, to fix by resolution or resolutions the designations, powers, preferences and relative, participating, optional or other special rights, and the qualifications, limitations and restrictions, of each such class or series.

                  FIFTH: Except as required by law, and subject to the rights of holders of any series of Preferred Stock established pursuant to Paragraph Fourth of this Certificate of Incorporation, a special meeting of stockholders may be called at any time by the Board of Directors, the Chairman or the President, and shall be called only by the Board of Directors or the Chairman or the President pursuant to a resolution approved by a majority of the directors of the Corporation then in office. Any such call must specify the matter or matters to be acted upon at such meeting and only such matter or matters shall be acted upon thereat. Any such meeting shall be at such time and at such place, within or without the State of Delaware, as shall be set forth in the Board of Directors' resolution calling for such meeting.

                  SIXTH:

          i. The number of directors of the Corporation shall be fixed in accordance with the By-laws of the Corporation, and may be increased or decreased from time to time in such a manner as may be prescribed in the By-laws of the Corporation.

          ii. Unless and except to the extent that the By-laws of the Corporation shall so require, the election of directors of the Corporation need not be by written ballot.

          iii. The directors of the Corporation, other than those who may be elected by the holders of any series of Preferred Stock, voting as a separate class, shall be divided into three classes, as nearly equal in number as possible. One class of directors of the Corporation shall be initially elected for a term expiring at the annual meeting of stockholders to be held in 1998, another class shall initially be elected for a term expiring at the annual meeting of stockholders to be held in 1999 and another class shall initially be elected for a term expiring at the annual meeting of stockholders to be held in 2000. Members of each class shall hold office until their successors are elected and qualified. At each succeeding annual meeting of the stockholders of the Corporation, the successors of the class of directors of the Corporation whose term expires at that meeting shall be elected, in accordance with the By-laws of the Corporation, to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

                  SEVENTH: The By-laws of the Corporation or any of them may be amended or repealed, in any respect, and new By-laws may be adopted, at any time either (i) by an affirmative vote of the holders of at least 66-2/3% of all of the shares of the Corporation entitled to vote generally for the election of directors of the Corporation or (ii) by an affirmative vote of a majority of the directors of the Corporation present at a meeting of the Board of Directors, in each case, in accordance with the terms of the By-laws. Notwithstanding the foregoing and anything contained in this Certificate of Incorporation to the contrary, Section 5 ("Special Meetings") or Section 7 ("Order of Business") of
Article II ("Meetings of Stockholders") of the By-laws; Section 1 ("Number and Term"), Section 4 ("Nomination of Directors, Elections") or Section 8 ("Meetings") of Article III ("Directors") of the Bylaws; or Article VI ("Amendments") of the By-laws shall not be amended or repealed and no provision inconsistent therewith shall be adopted without the affirmative vote of the holders of at least 66-2/3% of all of the shares of the Corporation entitled to vote generally for the election of directors of the Corporation, voting together as a single class.

                  EIGHTH:

          i. Notwithstanding anything contained in this Certificate of Incorporation to the contrary, Paragraphs Fifth, Sixth and Seventh hereof shall not be altered, amended or repealed and no provision inconsistent therewith shall be adopted without the affirmative vote of the holders of at least 66-2/3% of all of the shares of the Corporation entitled to vote generally in the election of directors of the Corporation, voting together as a single class. Notwithstanding anything contained in this Certificate of Incorporation to the contrary, the affirmative vote of the holders of at least 66-2/3% of all of the shares of the Corporation entitled to vote generally in the election of directors, voting together as a single class, shall be required to alter, amend or repeal or adopt any provision inconsistent with this section (a) of this Paragraph Eighth.

          ii. The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, or any amendment thereof, in the manner now or thereafter prescribed by the laws of the State of Delaware or this Certificate of Incorporation, and all rights conferred upon the stockholders of the Corporation are granted subject to this reservation.

                  NINTH: Whenever a compromise or arrangement is proposed between the Corporation and its creditors or any class of them and/or between the Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of the Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for the Corporation under the provisions of Section 291 of the GCL or on the application of trustees in dissolution or of any receiver or receivers appointed for the Corporation under the provisions of Section 279 of the GCL, order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors and/or of the stockholders or class of stockholders of the Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of the Corporation as a consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of the Corporation, as the case may be, and also on the Corporation.

                  TENTH: No director shall be personally liable to the Corporation or any of its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the GCL or (iv) for any transaction from which the director derived an improper personal benefit.

                  ELEVENTH: The Corporation shall, to the fullest extent permitted by the GCL, as the same may be amended and supplemented, indemnify any and all persons whom it shall have power to indemnify from and against any and all liabilities, including, without limitation, expenses (including attorneys' fees), judgments, fines and amounts paid in settlement of any suit, action or proceeding to which such person is made, or is threatened to be made, a party. The indemnification provided for herein shall not be deemed exclusive of any other rights to which any person may be entitled under any By-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office; shall continue as to a person who has ceased to be a director, officer, employee or agent; and shall inure to the benefit of the heirs, executors and administrators of such a person.

          IN WITNESS WHEREOF, the undersigned has duly signed this certificate on March 3, 1998.

                                 ICON CMT CORP.


                                 By: /S/ SCOTT A. BAXTER
                                     -------------------
                                     Scott A. Baxter
                                     President, Chief Executive Officer and
                                     Chairman of the Board

                                  EXHIBIT 11.1


                                 ICON CMT CORP.
                   COMPUTATION OF PRO FORMA EARNINGS PER SHARE


                                                                     WEIGHTED
                                                           DAYS       AVERAGE
                                             SHARES     OUTSTANDING    SHARES
                                             ------     -----------    ------
YEAR ENDED DECEMBER 31, 1997
Shares outstanding at January 1, 1997     6,545,454        365      6,545,454
Issuance of common stock upon
 conversion of preferred stock                4,981        101          1,378
                                            830,220        105        238,830
                                             83,022        121         27,522
                                              4,151        125          1,422
                                             33,209        156         14,193
                                             41,345        164         18,577
                                            166,044        174         79,155
                                          3,466,901        215      2,042,149
                                            921,441        150        378,674
                                                              ---------------
 Pro forma weighted average common shares outstanding               9,347,354
                                                              ---------------
 Net loss for the year ended December 31, 1997                  $(12,997,000)
                                                              ---------------
 Pro forma net loss per common share                                 $ (1.39)
                                                              ===============