Form 10-K/A
period 1997-12-31
ICON CMT CORP
filed 1998-04-30
CIK 1037330

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                                         OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

                           Commission file no. 0-23477

                                 ICON CMT CORP.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                               13-3603128
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1200 Harbor Blvd., Weehawken, New Jersey                           07087
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (201) 601-2000

        Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: Common
                        Stock, par value $.001 per share

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]            No  [_] .

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 27, 1998 was $109,536,468. Such aggregate market value is computed by reference to the average of the high and low bid price of the Common Stock on such date.

            The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 15,025,285 shares of Common Stock as of the close of business on March 27, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The following table sets forth certain information (ages as of May 1, 1998) concerning each of the Company's directors and Executive Officers:


          Name                 Age               Position
          ----                 ---               --------
Scott A. Baxter..............   35   President, Chief Executive Officer and
                                     Chairman of the Board of Directors
Richard M. Brown.............   49   Vice President-Information Technologies,
                                     Secretary and Director
Scott Harmolin...............   38   Senior Vice President, Chief Technology
                                     Officer and Director
Kenneth J. Hall..............   40   Senior Vice President, Chief Financial
                                     Officer and Treasurer
Susan A. Massaro.............   42   Senior Vice President-Professional Services
Frank C. Cicio, Jr...........   43   Senior Vice President-Sales and Business
                                     Development
Anthony R. Scrimenti.........   44   Senior Vice President-Communications
                                     Services
David L. Goret...............   34   Vice President -- Business Affairs, General
                                     Counsel and Assistant Secretary
Robert J. Thalman, Jr........   45   Vice President -- Strategic Marketing
Michael J. Gold..............   34   Vice President -- Corporate Development
Samuel A. Plum...............   53   Director
Wayne B Weisman..............   42   Director

            Scott A. Baxter, a founder of the Company, has been the President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception in 1991. From June 1987 to February 1991, Mr. Baxter was an account executive at Sun. From 1984 to 1987, Mr. Baxter was an account executive at Data General Corporation ("Data General").

            Richard M. Brown, a founder of the Company, has been the Vice President -- Information Technologies, Secretary and a Director of the Company since its inception in 1991. From November 1986 to February 1991, Mr. Brown was President of Custom Applied System Techniques Inc., a consulting firm that specialized in computer systems.

            Scott Harmolin, a founder of the Company, has served as Senior Vice President, Chief Technology Officer and Director of the Company since its inception in 1991. From November 1986 to February 1991, Mr. Harmolin was Vice President of Custom Applied System Techniques Inc., a consulting firm that specialized in computer systems.

            Kenneth J. Hall has served as the Company's Senior Vice President, Chief Financial Officer and Treasurer since April 1997. From February 1996 to March 1997, he was the Chief Financial Officer of Global DirectMail Corp, an international direct marketer of computer products and office supplies. Prior to such time, Mr. Hall was employed by the National Football League Properties, Inc. as Vice President of Finance and Administration and Chief Financial Officer from 1992 to 1995 and Director of Finance from 1990 to 1991. Mr. Hall's experience also includes management positions with Price Waterhouse LLP and Coopers & Lybrand LLP.

            Susan A. Massaro has served as the Company's Senior Vice President -- Professional Services since March 1996. From January 1979 to March 1996, Ms. Massaro worked for Data General, a computer hardware and software manufacturer, where she held many technical and business management positions, including the U.S. Director of Professional Services, Eastern U.S. Director of Systems Engineering, Northeast Technical Services Manager, and various Systems Engineering consultant and management positions. Prior to joining Data General, Ms. Massaro held Programmer/Analyst positions at LeCroy Research Systems, a test and measurement instrumentation manufacturer, and STC Systems, a business application solutions provider and integrator. Ms. Massaro is the spouse of Anthony R. Scrimenti.

            Frank C. Cicio, Jr. has served as Icon's Senior Vice President -- Sales and Strategic Business Development since February 1997. Mr. Cicio served from July 1993 to February 1997 as Executive Vice President of Sales and Marketing of Logic Works Incorporated, a computer software company. Prior to joining Logic Works, Mr. Cicio was Director of Strategic Alliances at Bachman Information, a computer software company, and served in various capacities at MAI Systems, a manufacturer of application software and hardware products for the retail, distribution and financial markets, beginning as an engineering project manager in 1977 and rising to General Manager of the North American Industry Business Unit in 1989.

            Anthony R. Scrimenti has served as the Company's Senior Vice President -- Communications Services since November 1997 and was its Chief Information Officer from August 1994 to November 1997. From October 1993 to August 1994, Mr. Scrimenti was employed by Novell, Inc., a networking software manufacturer, as a senior systems consultant. From January 1986 to October 1993, Mr. Scrimenti was employed by Data General, a computer hardware and software manufacturer, in various capacities, including as Manager, Network Services. Mr. Scrimenti is the spouse of Ms. Massaro.

            David L. Goret has served as the Company's General Counsel since February 1996 and Vice President --Business Affairs since February 1997. From July 1992 to January 1996, Mr. Goret served as Vice President --Business Affairs and General Counsel of Interfilm, Inc., a public company that he co-founded, that produced interactive motion pictures. From May 1991 to July 1992, Mr. Goret served as director of Business Affairs for Controlled Entropy Entertainment, an entertainment production company. From October 1989 to July 1992, Mr. Goret served as Director of Business Affairs for Tour-Toiseshell, Inc., the production company of the Teenage Mutant Ninja Turtles live shows. Mr. Goret was an attorney at Haythe & Curley from September 1988 to October 1989. Mr. Goret is admitted to practice in New York and New Jersey.

            Robert J. Thalman, Jr. has served as the Company's Vice President of
Strategic Marketing since January 1997. Prior to joining Icon, Mr. Thalman spent 16 years with Turner Broadcasting System, where he oversaw strategic marketing for both international (1991-1996) and domestic (1986-1990) network distribution.

            Michael J. Gold has served as the Company's Vice President -- Corporate Development since August 1997. From October 1996 to May 1997, Mr. Gold was the Chief Executive Officer of Tumble Interactive Media, Inc., an interactive media agency. From May 1993 to February 1996, he was the President and founder of Beyond Fitness, a multimedia fitness-information services company. From August 1986 to April 1993, Mr. Gold was employed by AT&T and Bell Laboratories in various capacities, including Manager, New Business Development in the electronic commerce area and District Manager, Sales.

            Samuel A. Plum has been a Managing General Partner of the general partner SCP Private Equity Partners, L.P. ("SCP"), a private equity investment fund, since its inception in August 1996 and was a Managing Director of Safeguard Scientifics Inc., an information technology company, from 1993 to 1996. From February 1989 to January 1993, Mr. Plum served as President of Charterhouse Inc. and Charterhouse North America Securities, Inc., the U.S. investment banking and broker-dealer arms, respectively, of Charterhouse PLC, a merchant bank in the U.K. From 1973 to 1989, Mr. Plum served in various capacities at the investment banking division of PaineWebber, Inc. and Blyth Eastman Dillon & Co., Inc.

            Wayne B. Weisman has been a Partner of the general partner of SCP, a private equity investment fund, since its inception in August 1996. He has been Vice President of CIP Capital, L.P., a licensed Small Business Investment Company, since its formation in 1990. From January 1992 to May 1994, Mr. Weisman was an Executive Vice President of Affinity Biotech, Inc., a healthcare technology company, and Vice President and General Counsel of its successor, IBAH, Inc., a clinical trials management company. He formerly practiced law with the Philadelphia firm of Saul, Ewing, Remick & Saul. Mr. Weisman is a director of Microleague Multimedia, Inc. and CinemaStar Luxury Theaters, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company was not a reporting Company during the fiscal year ended December 31, 1997, and there were no late or delinquent filings.

ITEM 11.       EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

            The following summary compensation table specifies the components of the compensation packages of the Company's Chief Executive Officer and four other most highly compensated executive officers (the "named executive officers") for the fiscal years ended December 31, 1997 and December 31, 1996.

                           Summary Compensation Table

                                                                 Annual              Long term compensation
                                                             Compensation(a)                 awards
                                                            ---------------                  ------
                                                                                     Number of
                                                                                     Shares
                                                                                    Underlying     All other
                                                   Fiscal   Salary      Bonus        Options    compensation
 Name and principal position                        Year      ($)        ($)           (#)           ($)
 ---------------------------                       ------    -----    -------         -----         ----
Scott A. Baxter..................................   1997    185,000   120,000           --         1,275
     Chief Executive Officer and President          1996    176,981   120,000        109,091        --
Richard M. Brown.................................   1997    173,807    40,000           --         1,361
     Vice President -- Information Technologies     1996    157,077    35,000           --         5,376
     and Secretary
Frank C. Cicio, Jr...............................   1997    171,539    50,000        109,091        --
     Senior Vice President -- Sales and Business    1996       --        --             --          --
     Development
Scott Harmolin...................................   1997    173,807    40,000           --         1,286
     Senior Vice President and Chief                1996    157,577    35,000           --         5,820
     Technology Officer
Robert J. Thalman, Jr............................   1997    169,615    40,000         32,727        --
     Vice President -- Strategic Marketing          1996       --        --             --          --
-----------

(a) Does not indicate supplementary compensation amounts less than the greater of 10% of the named executive officer's salary and bonus or $50,000.

OPTION GRANTS IN LAST FISCAL YEAR

            The following table contains information concerning the stock option grants made to the named executive officers for the year ended December 31, 1997:

                                                                                Potential realizable
                              Number     Percent of                                value at assumed
                                of      total options                           annual rates of stock
                            securities   granted to                              price valuation for
                            underlying   employees    Per share                      option term
                             options         in       exercise    Expiration    ---------------------
      Name                   granted     fiscal year    price        date         5%              10%
      ----                   -------     -----------    -----        ----         --              ---
Frank C. Cicio, Jr.......... 109,091       21.3%      $6.02(a)      2/17/07    $1,120,000    $2,173,000
Robert J. Thalman, Jr.......  32,727         6.4       6.02(a)      1/15/07       336,000       652,000

--------------
(a) Reflects the repricing of such options in June 1997 when the exercise price of such options was reduced from $14.27 to $6.02 per share.

FISCAL YEAR-END VALUE OF UNEXERCISED OPTIONS

         The following table contains information concerning the value of unexercised options (which includes the value of such options after giving effect to the repricing of such options in June 1997) of the named executive officers at December 31, 1997:


                                                   Number of securities
                                                  underlying unexercised            Value of unexercised in-
                                                         options                       the-money options
                                                Exercisable    Unexercisable     Exercisable     Unexercisable
                                                -----------    -------------     -----------     -------------
Scott A. Baxter..............................       --            109,091              --         $368,000
Frank C. Cicio, Jr...........................       --            109,091              --          434,000
Robert J. Thalman, Jr........................       --             32,727              --          130,000

EMPLOYMENT AGREEMENTS

         In December 1995, the Company entered into five-year employment agreements with Messrs. Baxter, Brown and Harmolin. In May 1997, each of the agreements was amended to extend the employment term until May 2002. The agreements provide for Mr. Baxter to serve as the Company's Chief Executive Officer and President, for Mr. Brown to serve as the Company's Vice President -- Information Technologies and Secretary and for Mr. Harmolin to serve as the Company's Senior Vice President and Chief Technology Officer at a minimum annual base salary of $185,000, $180,000 and $180,000, respectively. Mr. Baxter's agreement also provides for the payment of a guaranteed quarterly bonus in the amount of $30,000, and Mr. Brown's and Mr. Harmolin's agreements each provide for the payment of a guaranteed quarterly bonus in the amount of $10,000. Each also receives additional salary increases and bonuses as the Board of Directors may grant, as well as those benefits generally provided to other executive officers of the Company, and an automobile allowance. In the event of termination of employment of any of such executives following a change of control (as defined in such employment agreements) of the Company, the Company has agreed to pay the respective executive severance in an amount equal to 2.99 multiplied by his base amount (as defined in section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Code")). Each executive has also agreed not to compete against the Company during the term of his employment, and not to solicit or perform services for any customers or solicit any employee of the Company during the term of his employment and for a period of 12 months after the termination of his employment.

         In February and March 1997, the Company entered into employment agreements with Messrs. Cicio and Hall, respectively, pursuant to which they are employees-at-will. The agreements provide for each to be paid a minimum annual base salary of $200,000 and a performance-based bonus. If either is terminated without cause, he is entitled to receive his salary compensation otherwise payable for a period of six months; provided, however, that if the Company has extended such employee's related non-compete agreement, then such employee is entitled to receive his salary compensation otherwise payable for a period of 12 months. Messrs. Cicio and Hall were each granted an option to purchase 109,091 and 87,273 shares of Common Stock, respectively.

AGREEMENTS WITH EMPLOYEES

         Each employee of the Company is required to enter into an agreement with the Company pursuant to which such person agrees (i) to assign to the Company any inventions relating to such person's employment conceived during such person's employment by the Company, (ii) not to disclose confidential information to third parties, (iii) not to engage in any business that is competitive with the Company during the term of such person's employment, (iv) not to hire any employee of the Company during such person's employment and for a period of 12 months following the termination of such person's employment and
(v) not to perform services for any customer of the Company for a period of 12 months following the termination of such person's employment. The agreement also provides that the employee is an "at will" employee and that either the Company or the employee may terminate employment with the Company at any time with or without cause.

401(k) PLAN

         In January 1993 the Company adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering the Company's employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the lesser of 10% of eligible compensation or the statutorily prescribed annual limit ($9,500 in 1997) and have the amount of such reduction contributed to the 401(k) Plan. The trustees under the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan. The 401(k) Plan is intended to qualify under Section 401 of the Code so that contributions by employees to the 401(k) Plan, and income earned on plan contributions, are not taxable to employees until withdrawn.

PROFIT SHARING PLAN

         The Company has a profit sharing plan covering substantially all full-time employees. Contributions by the Company to the profit sharing plan amounted to $129,000 and $28,000 in 1994 and 1996, respectively. There were no contributions to the profit sharing plan during 1995 and the year ended December 31, 1997.

COMPENSATION OF DIRECTORS

         Directors who are employees of the Company are not entitled to receive any fees for serving as directors. All directors are reimbursed for out-of-pocket expenses related to their service as directors. Under the Company's 1995 Stock Option Plan (the "1995 Option Plan"), non-employee directors will be entitled to receive formula grants of stock options.

         Currently, an option to purchase 3,273 shares is automatically granted to each non-employee director when he or she is elected or appointed to the Board (the "Initial Grant"), and an option to purchase an additional 2,182 shares is automatically granted immediately following each annual meeting of stockholders at which directors are elected after the Initial Grant (the "Subsequent Grant") where such person is re-elected as a director of the Company. Such options have not yet been issued to Messrs. Plum and Weisman. The director's right to exercise all of the shares of the Initial Grant will vest immediately upon grant. Each Subsequent Grant of options will vest immediately upon grant. The option price per share of Common Stock granted to non-employee directors will be 100% of the fair market value of the Common Stock at the date of grant. Each option granted to non-employee directors will be exercisable for ten years after the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company did not have a compensation committee during the fiscal year ended December 31, 1996; its function was performed by the Board of Directors. Messrs. Baxter, Brown and Harmolin, as the three members of the Board of Directors, each participated in deliberations concerning executive officer compensation. In June 1997, the Company established a Compensation Committee and an Audit Committee. The members of the Compensation Committee are Messrs. Baxter, Brown, Harmolin and Weisman and the members of the Audit Committee, which was reconstituted upon completion of the Company's initial public offering, are Messrs. Baxter, Harmolin and Weisman.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding ownership of the Common Stock as of May 1, 1998 by (i) each person or entity who owns of record or beneficially five percent or more of the Company's Common Stock, (ii) each director and executive officer of the Company and (iii) all directors and executive officers of the Company as a group. To the knowledge of the Company, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted. Unless otherwise noted, the address of each beneficial owner named below is the Company's corporate address.

                                                       Number of
   Beneficial Owner                                    Shares(a)       Percent
   ----------------                                    ---------       -------
Scott A. Baxter(b).................................    2,203,636        14.6%
Richard M. Brown...................................    2,181,818         14.5
Scott Harmolin.....................................    2,181,818         14.5
Kenneth J. Hall(c).................................       26,800            *
Susan A. Massaro(d)................................       10,728            *
Frank C. Cicio, Jr.(e).............................       27,273            *
Anthony R. Scrimenti(f)............................       13,091            *
David L. Goret(g)..................................        8,546            *
Robert J. Thalman, Jr.(h)..........................       10,909            *
Michael J. Gold(i).................................        3,636            *
Samuel A. Plum(j)(k)...............................    2,499,639         15.8
Wayne B. Weisman...................................           --           --
SCP Private Equity Partners L.P.(j)(l).............    2,499,639         15.8
Paul Tudor Jones, II(m)............................      875,040          5.8
Mellon Ventures, L.P.(n)...........................      830,220          5.5
MVMA, Inc.(n)(o)...................................      830,220          5.5
All directors and executive officers as
  a group (12 persons)(p)..........................    9,165,711        57.3%


 * Less than 1%.
(a)   Pursuant  to Rule  13d-3,  includes  shares  of Common  Stock  that may be purchased within 60 days of May 1, 1998 upon exercise of outstanding options.
(b) Includes 21,818 shares of Common Stock that may be issued upon exercise of options.
(c) Includes 21,819 shares of Common Stock that may be issued upon exercise of options.
(d) Includes 10,728 shares of Common Stock that may be issued upon exercise of options.
(e) Includes 27,273 shares of Common Stock that may be issued upon exercise of options.
(f) Includes 13,091 shares of Common Stock that may be issued upon exercise of options.
(g) Includes 8,546 shares of Common Stock that may be issued upon exercise of options.
(h) Includes 10,909 shares of Common Stock that may be issued upon exercise of options.
(i) Includes 3,636 shares of Common Stock that may be issued upon exercise of options.
(j) The address for the beneficial owner is 800 The Safeguard Building, 435 Devon Park Drive, Wayne, Pennsylvania 19087.
(k) Includes 1,660,440 shares of Common Stock and currently exercisable warrants to purchase 839,199 shares of Common Stock, each held of record by SCP which Mr. Plum may be deemed to beneficially own. Mr. Plum is a general partner of the general partner of SCP. Mr. Plum disclaims beneficial ownership of such securities.
(l) Includes warrants to purchase 839,199 shares of Common Stock. (footnotes continued on next page)

(m) The address for the beneficial owner is c/o Tudor Investment Corporation, 40 Rowes Wharf, Boston, Massachusetts 02110. Includes 477,827 shares of Common Stock and warrants to purchase 23,784 shares of Common Stock beneficially owned by Tudor BVI Futures, Ltd. ("Tudor BVI") 77,191 shares of Common Stock and warrants to purchase 3,862 shares of Common Stock beneficially owned by The Raptor Global Fund L.P. ("Raptor L.P."), 109,521 shares of Common Stock and warrants to purchase 5,437 shares of Common Stock beneficially owned by The Raptor Global Fund Ltd. ("Raptor Ltd.") and 168,990 shares of Common Stock and warrants to purchase 8,428 shares of Common Stock beneficially owned by Tudor Arbitrage Partners L.P. ("TAP"). Mr. Jones is also the Chairman and indirect principal equity owner of the general partner of TAP. As a result, Mr. Jones may be deemed to be the beneficial owners of the shares of Common Stock beneficially held by Tudor BVI, Raptor L.P., Raptor Ltd. and TAP. Mr. Jones disclaims beneficial ownership of shares of Common Stock beneficially owned by such entities.
(n) The address for the beneficial owner is Plymouth Meeting Executive Campus, 610 West Germantown Pike, Suite 200, Plymouth Meeting, Pennsylvania 19462.
(o) MVMA, Inc. ("MVMA") is the general partner of the general partner of Mellon Ventures L.P. ("Mellon Ventures"). MVMA disclaims beneficial ownership of shares of Common Stock owned by Mellon Ventures.
(p) Includes shares of Common Stock that may be issued upon exercise of options to purchase 117,820 shares of Common Stock and warrants to purchase 839,199 shares of Common Stock. Mr. Plum disclaims beneficial ownership of 1,660,440 shares of Common Stock and warrants to purchase 839,199 shares of Common Stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On August 30, 1995, the Company made loans of $50,000 to Messrs. Baxter, Brown and Harmolin. Interest accrues at an annual rate of 7%. The loans including accrued interest are due on demand.

         On March 19, 1997, Tudor BVI , as agent and holder on behalf of itself and each of Raptor L.P., Raptor Ltd. and TAP, loaned to the Company an aggregate principal amount of $1.0 million pursuant to a convertible note bearing interest at a rate of 10% per annum. In consideration for such loan, the Company granted to such lenders a warrant to purchase an aggregate of 41,511 shares of Common Stock at an exercise price of $6.02 per share. On May 30, 1997, such lenders converted the $1.0 million note and $20,000 of accrued but unpaid interest thereon into an aggregate of 10,200 shares of Series B Preferred Stock.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 1998

                                         ICON CMT CORP.



                                         By:  /s/ Scott A. Baxter
                                            ---------------------------------
                                            Scott A. Baxter, President, Chief
                                              Executive Officer and Chairman
                                              of the Board