Form 10-Q
period 1997-03-31
ICON CMT CORP
filed 1998-05-15
CIK 1037330

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO _______________


                           Commission file no. 0-23477


                                 ICON CMT CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


          Delaware                                      13-3603128
--------------------------------------------------------------------------------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)


               1200 Harbor Boulevard, Weehawken, New Jersey 07087

             (Address of Principal Executive Offices with Zip Code)

      Registrant's Telephone Number Including Area Code:  (201) 601-2000

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       No   X
                                       -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes      No
          -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The  number  of  shares  of  common  stock  outstanding  as of May 8,  1998  was
15,054,967

================================================================================

                                 ICON CMT CORP.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998



PART I.     FINANCIAL INFORMATION                                           Page

Item 1.     Condensed Financial Statements

            Condensed Balance Sheet as of March 31, 1998 (unaudited)
            and December 31, 1997..............................................3

            Condensed Statement of Operations for the Three Months
            ended March 31, 1998 and March 31, 1997 (unaudited)................4

            Condensed Statement of Cash Flows for the Three Months
            ended March 31, 1998 and March 31, 1997 (unaudited)................5

            Notes to Condensed Financial Statements (unaudited)................6


Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................7

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.........................15

Item 6.     Exhibits and Reports on Form 8-K..................................15

SIGNATURES....................................................................16

                                 ICON CMT CORP.
                             CONDENSED BALANCE SHEET
                    (In thousands, except per share amounts)



                                                        March 31,   December 31,
                                                          1998          1997
                                                       -----------  ------------
                                                       (Unaudited)

                                 Assets
Current assets:
   Cash and cash equivalents ...........................  $29,145        $ 1,011
   Accounts receivable, net of allowance of $356
      and $450, respectively ...........................    7,310          9,276
   Unbilled costs and accrued revenue ..................    1,194            981
   Inventories .........................................      103            104
   Prepaid expenses and other current assets ...........    2,183          2,329
                                                          -------        -------
         Total current assets ..........................   39,935         13,701
   Fixed assets, net ...................................    8,247          6,525
   Other noncurrent assets .............................      303            208
                                                          -------        -------
            Total assets ...............................  $48,485        $20,434
                                                          =======        =======

            Liabilities, Mandatorily Redeemable Convertible
              Preferred Stock and Stockholders' Equity

Current liabilities:
   Accounts payable ..............................        $ 7,756       $ 8,941
   Accrued expenses ..............................          3,687         4,096
   Short term borrowings .........................           --           1,000
   Deferred revenue ..............................            655           121
                                                          -------       -------
         Total current liabilities ...............         12,098        14,158
                                                          -------       -------
            Total liabilities ....................         12,098        14,158
                                                          -------       -------

Mandatorily  redeemable  10% PIK Series B
       Convertible  Participating  Preferred
       Stock  ($.01 par  value;  415,000  shares
       authorized,  none  issued  and
       outstanding at March 31, 1998,
       180,240 shares issued and outstanding at
       December 31, 1997).........................             --        16,628
Mandatorily redeemable Series A Convertible
       Participating Preferred Stock ($.01
       par value;  450,000  shares  authorized,
       none issued and  outstanding at
       March 31, 1998, 422,607 shares
       issued and outstanding at
       December 31, 1997).........................             --        10,601
Stockholders' equity:
   Preferred stock  ($.01 par value;
   1,000,000 shares authorized)...................             --            --
   Common stock ($.001 par value:  50,000,000
      shares authorized, 15,025,285 and
      6,545,454 shares issued and outstanding)....             15             7
   Additional paid-in-capital.....................         61,725           498
   Accretion of mandatorily redeemable
   preferred stock................................             --          (388)
   Accumulated deficit............................        (25,353)      (21,070)
                                                          --------      --------
     Total stockholders' equity (deficit).....             36,387       (20,953)
                                                          --------      --------
      Total liabilities, mandatorily redeemable
       preferred stock and stockholders' equity...    $    48,485    $    20,434
                                                      ============   ===========


    The accompanying notes are an integral part of these financial statements

                                 ICON CMT CORP.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                            For the Three Months
                                                               Ended March 31,
                                                            --------------------

                                                               1998         1997
                                                               ----         ----
                                                           (In thousands, except
                                                             per share amounts)

Revenues, net:
   Services
      Professional .....................................   $  5,833    $  3,207
      Communications ...................................      2,813         938
      Media ............................................         14          77
                                                           --------    --------
         Total services revenues .......................      8,660       4,222
                                                           --------    --------
      Products .........................................      9,056       4,795
                                                           --------    --------
         Total revenues, net ...........................     17,716       9,017
                                                           --------    --------

Cost of revenues:
   Services ............................................      6,241       3,137
   Products ............................................      7,986       3,813
                                                           --------    --------
         Total costs of revenues .......................     14,227       6,950
                                                           --------    --------

Gross profit ...........................................      3,489       2,067
                                                           --------    --------

Operating expenses:
   Sales and marketing .................................      3,639       2,095
   General and administrative ..........................      3,354       2,100
   Research and development ............................        576         277
   Depreciation and amortization .......................        330         180
                                                           --------    --------
         Total operating expenses ......................      7,899       4,652
                                                           --------    --------

Loss from operations ...................................     (4,410)     (2,585)
                                                           --------    --------

Other income (expense):
   Interest income .....................................        180          13
   Interest expense ....................................        (53)       (122)
                                                           --------    --------
         Total other income (expense) ..................        127        (109)
                                                           --------    --------

Loss before income taxes ...............................     (4,283)     (2,694)

Provision for income taxes .............................       --          (256)
                                                           --------    --------

Net loss ...............................................   $ (4,283)   $ (2,950)
                                                           ========    ========

Basic loss per share and diluted loss per share ........   $  (0.41)   $  (0.47)
                                                            ========    ========

Weighted average shares outstanding used for basic
    loss per share and diluted loss per share ..........     10,974       6,545
                                                           ========    ========



    The accompanying notes are an integral part of these financial statements

                                 ICON CMT CORP.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                            For the Three Months
                                                               Ended March 31,
                                                            --------------------
                                                              1998        1997
                                                              ----        ----
                                                               (In thousands)
Cash flows from operating activities:
   Net loss .............................................  $ (4,283)   $ (2,950)
   Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
         Depreciation and amortization ..................       843         401
         Deferred income taxes, net .....................      --           275
      Changes in assets and liabilities .................       745        (306)
                                                           --------    --------
            Net cash used in operating activities .......    (2,695)     (2,580)
                                                           --------    --------

Cash flows from investing activities:
   Capital expenditures .................................    (2,565)       (503)
                                                           --------    --------
            Net cash used in investing activities .......    (2,565)       (503)
                                                           --------    --------

Cash flows from financing activities:
   Proceeds from issuance of short-term notes ...........     1,772      12,035
   Net repayments of short-term notes ...................    (2,772)     (9,043)
   Net proceeds from issuance of common stock ...........    34,394        --
                                                           --------    --------
            Net cash provided by financing activities ...    33,394       2,992
                                                           --------    --------

Net increase (decrease) in cash .........................    28,134         (91)

Cash and cash equivalents at beginning of period ........     1,011         515
                                                           --------    --------

Cash and cash equivalents at end of period ..............  $ 29,145    $    424
                                                           ========    ========



    The accompanying notes are an integral part of these financial statements

                                 ICON CMT CORP.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited financial statements for the three month periods ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.       Initial Public Offering

         On February 18, 1998, Icon CMT Corp. ("Icon" or the "Company") completed its initial public offering (the "Offering"), selling 3,850,000 shares of common stock at a price of $10.00 per share providing gross proceeds to the Company of $38,500 and net proceeds, after deducting underwriting discounts, commissions and offering expenses payable by the Company, of approximately $34,394.

         Upon completion of the Offering, common shares available for grant under the Company's 1995 Stock Option Plan were increased from 1,636,364 to 2,181,818.

         Upon the closing of the Offering, all outstanding shares of the Company's Series A and Series B Preferred Stock converted into an aggregate of 4,629,831 shares of common stock.

3.       Loss Per Common Share

         Effective December 31, 1997 the Company adopted Financial Accounting Standard No. 128, "Earnings per Share" ("FAS 128"), which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entitles that have publicly traded common stock or potential common stock (i.e., options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

         The computation of basic loss per share and diluted loss per share for the three months ended March 31, 1998 and 1997 was as follows:


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          1998          1997
                                                          ----          ----

Net loss .........................................   $     (4,283) $     (2,950)
Accretion to liquidation value of Series A
   Preferred and Series B Preferred Stock ........           (202)         (148)
                                                     ------------   ------------
Loss available to common stockholders ............   $     (4,485) $     (3,098)
                                                     ============  ============

Weighted average shares outstanding used
   for basic loss per share and diluted
   loss per share .................................     10,973,811     6,545,454

Basic loss per share and diluted loss per share ..   $      (0.41) $      (0.47)
                                                     ============  ============



         At March 31, 1998, outstanding options to purchase 1,330,096 shares of common stock, with exercise prices ranging from $6.02 to $14.27 have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants at March 31, 1998 to purchase 948,891 shares of common stock, with exercise prices ranging from $0.01 to $6.02, were also antidilutive and excluded from the computation of diluted loss per share.

4.       Discontinued Product Line

         In March 1998, the Company discontinued its media services product offerings. The Company generated revenues of $14 and $77 from the selling of advertising space on its new media properties for the three months ended March 31, 1998 and 1997, respectively. The cost of revenues associated with media services for the three months ended March 31, 1998 and 1997 was $548 and $463, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the Condensed Financial Statements included elsewhere in this Report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth at the end of this Item.

Overview

         Integration Consortium, Inc. ("ICI"), the Company's predecessor, was incorporated in New York in February 1991. Icon CMT Corp. was incorporated in Delaware in February 1995, and ICI was merged with and into Icon in December 1995. ICI was primarily engaged in the design, marketing, installation and on-going support of high-end network-based information management systems. ICI also focused on developing, customizing and integrating both third-party and proprietary software applications.

         In 1995, recognizing the emergence of internet protocol ("IP") as a data transmission standard, the Company's management redefined the Company's strategy to provide end-to-end solutions that enable corporate customers to implement their Internet, intranet and extranet strategies. The Company's revenues are primarily derived from the following services and products: (i) a range of professional services, including custom application and website development and design, systems integration and maintenance and support services; (ii) communications services including high-quality Internet access and related services, such as web/server hosting and management, enhanced by the Company's proprietary technologies; and (iii) product resales, including hardware and software sold as an integral part of systems design and integration and as a means to sell integrated communications and professional services and establish customer relationships.

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

         As a result of the Company's implementation of its end-to-end solutions strategy, services revenues (which incorporate professional, communications and media services) have increased historically as a percentage of total revenue. For the three months ended March 31, 1998 and 1997 services revenues consisted of 49% and 47% of total net revenues, respectively. The increase in services revenues as a percentage of total net revenues is expected to continue to increase in the future. Historically, the Company generated limited media revenues from selling advertisement space on its three new-media properties, WordJ, ChargedJ and SportsFan Online. The Company has experienced operating losses in connection with the ongoing operation of its media properties and, in March 1998, the Company announced that it would discontinue the ongoing operations of Word and Charged. In April, the Company announced that Zapata Corporation ("Zapata") had purchased all of the assets of Word and Charged in exchange for Zapata's commitment to purchase no less than $2 million in communications and professional services over the next four years. Also, during the first quarter, Icon terminated its agreement with SportsFan Radio Network, and instead began providing consulting services and communications services to SportsFan Radio Network in connection with the ongoing operation of SportsFan Online.

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

         The Company generates products revenues through the reselling of computer and networking hardware and software, including network servers, routers, firewall software and database management software. Products revenues are recognized upon shipment.

         Professional services cost of revenues consists of the labor and overhead costs for the personnel performing the service including the cost of project management, quality control and project review. Cost of communications services revenues consists primarily of the cost to maintain and operate the Company's communications infrastructure and customers' hosted web servers, access charges from Local Exchange Carriers and network and related communications facilities costs, depreciation of network equipment and rental expenses for equipment pursuant to operating leases. The Company expects its services revenues to continue to increase in dollar amount, while declining as a percentage of services revenue as the Company expands its customer base and more fully utilizes its communications infrastructure. Cost of revenues for products consists primarily of the Company's acquisition cost of computer and networking hardware and software that is purchased from the manufacturers' distributors.

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

         Other

         In order to provide nationwide communications services including Internet access, the Company entered into a three-year agreement in June 1995 with MFS Datanet, Inc. ("MFS") to access MFS' nationwide communications facilities and related communications products and services. The terms of the agreement provide for the Company to pay MFS primarily based on the average bandwidth of the Company's traffic transmitted over MFS' communications facilities. The Company recently extended this agreement through September 1999. The Company believes that the usage-based pricing plan established in the agreement has allowed, and will continue to allow, the Company to grow communications services revenues without incurring the full fixed costs typically associated with building a nationwide network and Internet access. The Company also believes that, as the utilization of its network increases, the Company may elect to lease and install its own dedicated high speed connections between nodes and may rely less on MFS' communications facilities for data transport.

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

         The Company serves major customers in information intensive industries, such as financial services, telecommunications, media and travel. Revenues attributable to Bear Stearns & Co. Inc. comprised 56% and 49% of the Company's total net revenues for the three months ended March 31, 1998 and 1997, respectively, and in each period represented a significant component of services and products revenues. No other customers represented over 10% of the Company's total net revenues in the same time periods. Management expects revenue concentration to decline as the Company grows its services revenues.

         Historically, the Company has marketed and sold its services and products through its direct sales force and through indirect channels. In May 1996, the Company entered into an arrangement with Bell Atlantic Internet Solutions, Inc. ("Bell Atlantic Internet Solutions") whereby Bell Atlantic Internet Solutions agreed to provide billing services in connection with the offering of the Company's communications services to requesting Bell Atlantic Internet Solutions customers for both dedicated and switched access, including residential customers. Revenues from customers acquired through Bell Atlantic Internet Solutions represented 35% of communications services revenues in the first quarter of 1998. The Company believes that revenues from this arrangement will continue to grow at least until such time that Bell Atlantic Internet Solutions or its affiliates, including Bell Atlantic Corp., receive regulatory relief from the FCC and state utility commissions from various regulations that affect the offering of advanced telecommunications and data services by the Regional Bell Operating Companies and that this relationship will represent a significant element of the Company's distribution strategy in Bell Atlantic Internet Solutions' southern region. In October 1997, the Company extended its arrangement by entering into an updated Global Service Provider agreement with Bell Atlantic Internet Solutions to continue to make its services available in the traditional Bell Atlantic southern region for switched and dedicated services and to expand the Company's reach with respect to dedicated services into the Bell Atlantic northern region (previously NYNEX) through October 1999. The Company currently plans that it will make its services available to requesting Bell Atlantic Internet Solutions business customers in the northern region during 1998, subject to certain regulatory approvals. The Company also has agreements with Totaltel, Inc. and other resellers to resell the Company's communications services.

         The Company has incurred losses since 1995 that have generated net operating loss carry forwards of approximately $23.4 million at March 31, 1998 for federal and state income tax purposes. These carry forwards are available to offset future taxable income and expire in 2011 through 2013 for federal income tax purposes.

Results of Operations

         Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Revenues. Total net revenues were $17.7 million for the three months ended March 31, 1998, an $8.7 million increase over total net revenues of $9.0 million for the three months ended March 31, 1997.

         Professional services revenues were $5.8 million and $3.2 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase in 1998 of 82%. This increase was attributable to the growing demand for professional services in its existing customer base and the acquisition of several new customers, a high renewal rate of existing maintenance contracts, an increased number of systems engineers available to perform these services and a higher average billing rate per systems engineer.

         Communications services revenues were $2.8 million and $0.9 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase in 1998 of over 200%. This increase was primarily attributable to the acquisition of new customers and the arrangement with Bell Atlantic Internet Solutions under which the Company began providing service in the third quarter of 1996. Revenues derived from the Bell Atlantic Internet Solutions arrangement comprised 35% of communications revenues for the three months ended March 31, 1998.

         Products revenues were $9.1 million and $4.8 million for the three months ended March 31, 1998 and 1997, respectively, representing an increase of 89%. This increase was not as great as the increase in services revenues due primarily to the transition of the Company's focus from its historical role as a value-added reseller to providing IP network-related services.

         Cost of revenues. Total cost of revenues were $14.2 million and $7.0 million for the three months ended March 31, 1998 and 1997, respectively, representing 80% and 77% of total net revenues, respectively.

         Services cost of revenues were $6.2 million and $3.1 million for the three months ended March 31, 1998 and 1997, respectively. This growth was primarily attributable to the hiring of additional professional services personnel and contractors and the continued expansion of the Company's communications infrastructure. Such costs decreased to 72% as a percentage of services revenues in the three months ended March 31, 1998, from 74% in the three months ended March 31, 1997.

         Products cost of revenues were $8.0 million and $3.8 million for the three months ended March 31, 1998 and 1997, respectively, representing 88% and 80% of products revenues for the three months ended March 31, 1998 and 1997, respectively. The decrease in margin was due primarily to a strategy to accept selected lower-margin sales designed to promote increased services revenue in the future.

         Selling and marketing. Selling and marketing expenses were $3.6 million and $2.1 million for the three months ended March 31, 1998 and 1997, respectively. The 74% increase for the three months ended March 31, 1998 reflects hiring of sales and marketing personnel and increased spending on advertising and trade shows. Selling and marketing expenses as a percentage of total net revenues decreased to 21% for the three months ended March 31, 1998 from 23% for the three months ended March 31, 1997.

         General and administrative. General and administrative expenses were $3.4 million and $2.1 million for the three months ended March 31, 1998 and 1997, respectively. This higher level of expenses reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business, as well as rent and operating costs of the Company's facilities. General and administrative expenses as a percentage of total net revenues decreased to 19% for the three months ended March 31, 1998 from 23% for the three months ended March 31, 1997.

         Research and development. Research and development expenses were $0.6 million and $0.3 million for the three months ended March 31, 1998 and 1997, respectively. This higher level of expense reflects an overall increase in the number of personnel required to develop new technologies that enhance the performance and reliability of the Company's network.

Liquidity and Capital Resources

         The Company had an accumulated deficit of $25.4 million at March 31, 1998 and has used cash of $18.4 million in the aggregate to fund operations during 1996, 1997 and the three-month period ended March 31, 1998. Prior to consummation of the Offering, the Company had satisfied its cash requirements primarily through the sale of preferred stock and borrowings under credit agreements. The Company's principal uses of cash are to fund operations, working capital requirements and capital expenditures. At March 31, 1998 the Company had $29.1 million in cash and cash equivalents and working capital of $27.8 million. Net cash used in operating activities for the three months ended March 31, 1998 and 1997 was approximately $2.7 million and $2.6 million, respectively. Net cash used in investing activities for the three months ended March 31, 1997 and 1998, was approximately $0.5 million and $2.6 million, respectively. For the three months ended March 31, 1997 and 1998, cash of approximately $3.0 million and $33.4 million, respectively, was provided by financing activities. Cash provided by financing activities for the three months ended March 31, 1998 includes approximately $34.4 million in net proceeds from the issuance of common stock from the Offering.

         On August 13, 1996, the Company obtained a secured line of credit with The CIT Group/Business Credit, Inc. ("CIT") for $10.0 million which expires on August 13, 1998. Borrowings under this line are secured by substantially all of the assets of the Company and are limited to a specified percentage of qualifying accounts receivable less outstanding obligations of the Company owed to CIT including outstanding letters of credit. Under this secured line of credit, the Company may not pay cash dividends, pledge any of its assets to third parties, borrow money from third parties, lend money to third parties or merge or consolidate with third parties without CIT's prior written consent. Borrowings under this line amounted to $1.0 million at December 31, 1997. There were no borrowings under the line of credit at March 31, 1998. The Company does not currently expect that it will be necessary to use the secured line of credit to meet its working capital and capital expenditure requirements. Interest is payable monthly at an annual rate equal to the prime rate plus one percent. Following a change in the prime rate, the rate adjusts on the first of the month following any change. As of March 31, 1998, there was $2.4 million available under the line.

         As of March 31, 1998, trade payables and accrued expenses to a vendor in the amount of $5.0 million were secured by a lien on substantially all of the Company's assets.

         The Company made capital investments in its network, network operations center and other capital assets totaling $2.6 million in the three months ended March 31, 1998. The Company expects to make capital investments to expand and enhance its operations totaling approximately $8.7 million in 1998. The foregoing expectation with respect to capital investment is a forward-looking statement that involves risks and uncertainties and the actual amount of capital investment could vary materially as a result of a number of factors.

         On February 18, 1998, the Company completed the Offering, selling 3.85 million shares of Common Stock at a price of $10.00 per share, providing gross proceeds to the Company of $38.5 millon and net proceeds, after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, of approximately $34.4 million. Since the Company expects to incur additional operating losses, the Company intends to use the net proceeds from the Offering to meet its short term capital requirements. The Company believes that proceeds from the Offering will be sufficient to meet its anticipated cash needs for working capital and for the acquisition of capital equipment through the end of 1998. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional financing, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies.

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

Year 2000

         As reasonably necessary and appropriate, the Company is in the process of modifying or replacing software components that it uses so that such software will properly recognize dates beyond December 31, 1999 ("Year 2000 Compliance"). The cost for such modifications and replacements is not expected to be material. The Company has initiated formal communications with its significant vendors and customers to determine the extent that Year 2000 Compliance issues of such parties may affect the Company. There can be no guarantee that the systems of such other companies will be timely converted, or that their conversion will be compatible with information included in the Company's systems without a material adverse effect on the Company's business, financial condition or results of operations.

Disclosure Regarding Forward-Looking Information

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believe," "expect," "intend," "estimate" and similar expressions. Those statements appear in a number of places in this report and include statements regarding the intent, belief or current expectation of the Company or its directors or officers with respect to, among other things, trends affecting the Company's financial conditions and results of operations and the Company's business and growth strategies. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as "Cautionary Statements"), including but not limited to the following: (i) the Company's limited operating history and history of negative cash flow and operating losses, (ii) potential fluctuations in the Company's quarterly operating results, (iii) the Company's concentration of revenues, (iv) challenges facing the Company as it experiences rapid growth and (v) the Company's dependence on a limited number of suppliers. The accompanying information contained in this report, including the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors that could cause such differences. Such forward-looking statements speak only as of the date of this report, and the Company cautions potential investors not to place undue reliance on such statements. The Company undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART II
                                OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

         On February 12, 1998 (the "Effective Date"), the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-38339). From the Effective Date through March 31, 1998, the Company incurred expenses of approximately $2.7 million for underwriting discounts and commissions and an estimated $1.4 million for other expenses. Such payments were direct or indirect payments to persons other than directors, officers or persons owning 10% or more of the Company's Common Stock. The net offering proceeds to the Company were $34.4 million. From the Effective Date through March 31, 1998, net offering proceeds of: (i) $1.8 million was paid for the construction of plant, buildings and facilities; (ii) $1.8 million was used for repayment of indebtedness; and (iii) $4.5 million was used for working capital and general corporate purposes. Such payments were direct or indirect payments to persons other than directors, officers or persons owning 10% or more of the Company's Common Stock.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits


    Exhibit            Description
    -------            -----------
    27.1               Financial Data Schedule.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the period covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 1998




                                 By:            /s/ Scott A. Baxter
                                     -------------------------------------------
                                     Scott A. Baxter, President, Chief Executive
                                          Officer and Chairman of the Board



                                 By:           /s/ Kenneth J. Hall
                                     -------------------------------------------
                                     Kenneth J. Hall
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer

                                  EXHIBIT INDEX
                                  -------------


    Exhibit            Description                                          Page
    -------            -----------                                          ----

     27.1              Financial Data Schedule.