Form 10-Q
period 1998-06-30
ICON CMT CORP
filed 1998-08-14
CIK 1037330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM  _____________       TO  _________________


                           Commission file no. 0-23477


                                 ICON CMT CORP.
             --------------------------------------------------------
              (Exact name of Registrant as Specified in Its Charter)


     Delaware                                                 13-3603128
----------------------------------           -----------------------------------
(State or Other Jurisdiction of
 Incorporation or Organization)               (IRS Employer Identification No.)


               1200 Harbor Boulevard, Weehawken, New Jersey 07087
--------------------------------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

        Registrant's Telephone Number Including Area Code: (201) 601-2000

--------------------------------------------------------------------------------
 Former Name, Former Address and Former Fiscal Year, if Changed Since Last
 Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes      No
          ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of August 10, 1998 was 15,884,378

--------------------------------------------------------------------------------

                                 ICON CMT CORP.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998



PART I.           FINANCIAL INFORMATION                                     Page
                                                                            ----

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheet as of June 30, 1998
                  (unaudited) and December 31, 1997............................3

                  Condensed Consolidated Statement of Operations for the Three and Six Months ended June 30, 1998 and June 30, 1997
                  (unaudited)..................................................4

                  Condensed Consolidated Statement of Cash Flows for the Six
                   Months ended June 30, 1998 and June 30, 1997 (unaudited)....5

                  Notes to Financial Statements................................6


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................8

PART II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds...................17

Item 6.           Exhibits and Reports on Form 8-K............................17

SIGNATURES....................................................................18

                                     PART 1
                              FINANCIAL INFORMATION
                              Financial Statements
                                 ICON CMT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                        June 30,            December 31,
                                                                          1998                  1997
                                                                    -----------------       --------------
                                                                      (Unaudited)
                           Assets

Current Assets:
  Cash and cash equivalents                                                 $ 18,387               $ 1,409
  Accounts receivable, net of allowance of
     $526 and $455, respectively                                               9,862                10,237
  Unbilled costs and accrued revenue                                           1,987                 1,119
  Inventories                                                                    365                   104
  Prepaid expenses and other current assets                                    2,220                 2,381
                                                                   -----------------        --------------
      Total current assets                                                    32,821                15,250
  Fixed assets, net                                                           11,983                 6,675
  Other noncurrent assets                                                        108                   232
                                                                    -----------------       --------------
               Total assets                                                 $ 44,912              $ 22,157
                                                                    =================       ==============

    Liabilities, Mandatorily Redeemable Convertible
         Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                                           $ 9,612               $ 9,124
  Accrued expenses                                                             3,406                 4,540
  Deferred revenue                                                             1,229                   658
  Note payable                                                                     -                 1,000
                                                                    -----------------        --------------
    Total current liabilities                                                 14,247                15,322
                                                                                 133                     2
                                                                    -----------------       --------------
               Total liabilities                                              14,380                15,324
                                                                    -----------------       --------------

Mandatorily Redeemable 10% PIK Series B Convertible
   Participating Preferred Stock ($.01 par value; 415,000 shares authorized, none issued and outstanding at June 30, 1998,
   180,240 shares issued and outstanding at December 31, 1997)                      -               16,628
Mandatorily Redeemable Series A Convertible Participating
   Preferred Stock ($.01 par value; 450,000 shares authorized, none issued and outstanding at June 30,1998, 422,607 shares
   issued and outstanding at December 31, 1997)                                     -               10,601
Stockholder's equity:
   Preferred stock ($.01 par value; 1,000,000 shares authorized)                    -                    -
   Common stock ($.001 par value; 50,000,000 shares authorized,
     15,856,655 and 7,273,780 shares issued and outstanding, respectively)         16                    8
   Additional paid-in-capital                                                  62,493                  533
   Accretion of mandatorily redeemable preferred stock                              -                 (388)
   Accumulated deficit                                                        (31,977)             (20,549)
                                                                    -----------------       --------------
    Total stockholders' equity (deficit)                                       30,532              (20,396)
                                                                    -----------------       --------------
               Total liabilities, mandatorily redeemable preferred
                stock and stockholders' equity                       $         44,912             $ 22,157
                                                                    =================       ==============


   The accompanying notes are an integral part of these financial statements.

                                 ICON CMT CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                          For the Three Months     For the Six Months
                                                            Ended June 30,        Ended June 30,
                                                  -----------------------------------------------------
                                                     1998        1997           1998           1997

                                                  ----------  ----------   -------------   ------------
Revenues, net
    Services:
      Professional                                  $ 8,231     $ 5,502        $ 15,747        $ 9,840
      Communications                                  3,250       1,233           6,063          2,171
      Media                                               -           -              14             77
                                                  ----------  ----------   -------------   ------------
         Total services revenues                     11,481       6,735          21,824         12,088
                                                  ----------  ----------   -------------   ------------
    Products                                          7,470       4,885          16,526          9,680
                                                  ----------  ----------   -------------   ------------
           Total revenues, net                       18,951      11,620          38,350         21,768
                                                  ----------  ----------   -------------   ------------

Cost of revenues:
    Services                                          7,925       4,331          15,151          8,091
    Products                                          6,349       4,092          14,335          7,905
                                                  ----------  ----------   -------------   ------------
           Total costs of revenues                   14,274       8,423          29,486         15,996
                                                  ----------  ----------   -------------   ------------

Gross profit                                          4,677       3,197           8,864          5,772
                                                  ----------  ----------   -------------   ------------

Operating expenses:
    Sales and marketing                               4,586       2,182           8,598          4,537
    General and administrative                        4,814       3,091           8,757          5,413
    Research and development                            591         282           1,167            559
    Depreciation and amortization                       457         224             797            413
    Special merger related charges                    1,094           -           1,094              -
                                                  ----------  ----------   -------------   ------------
           Total operating expenses                  11,542       5,779          20,413         10,922
                                                  ----------  ----------   -------------   ------------

Loss from operations                                 (6,865)     (2,582)        (11,549)        (5,150)
                                                  ----------  ----------   -------------   ------------

Other income (expense):
    Interest income                                     305          22             487             39
    Interest expense                                     (6)       (191)            (58)          (319)
    Other, net                                         (125)          -            (125)             -
                                                  ----------  ----------   -------------   ------------
      Total other income (expense)                      174        (169)            304           (280)
                                                  ----------  ----------   -------------   ------------

Loss before income taxes                             (6,691)     (2,751)        (11,245)        (5,430)

Provision for income taxes                                -           -               -            256
                                                  ----------  ----------   -------------   ------------

Net loss                                           $ (6,691)   $ (2,751)      $ (11,245)      $ (5,686)
                                                  ==========  ==========   =============   ============

Basic and diluted loss per share                   $ (0.42)    $ (0.41)        $ (0.83)       $ (0.84)
                                                  ==========  ==========   =============   ============

Weighted average shares outstanding used for
  basic and diluted loss per share                   15,804       7,273          13,764          7,273
                                                  ==========  ==========   =============   ============

   The accompanying notes are an integral part of these financial statements.

                                 ICON CMT CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                         For the Six Months
                                                                           Ended June 30,
                                                                    --------------------------------
                                                                           1998              1997
                                                                    ---------------     ------------
Cash flows from operating activities:
     Net loss                                                            $ (11,245)        $ (5,686)
     Adjustments to reconcile net loss to net cash
       used in operating activities
        Depreciation and amortization                                        1,971              947
        Deferred taxes, net                                                      -              284
        Non-cash interest expense                                                -               20
     Changes in assets and liabilities, net                                   (678)          (2,854)
                                                                    ---------------     ------------
               Net cash used in operating activities                        (9,952)          (7,289)
                                                                    ---------------     ------------

Cash flows from investing activities:
     Capital expenditures                                                   (7,120)          (1,209)
     Other, net                                                                125                -
                                                                    ---------------     ------------
               Net cash used in investing activities                        (6,995)          (1,209)
                                                                    ---------------     ------------


Cash flows from financing activities:
     Net proceeds from issuance of common stock                             34,337                -
     Net proceeds from exercise of stock options                               790                -
     Borrowings of short-term notes                                          1,772            3,565
     Repayments of short-term notes                                         (2,772)          (5,186)
     Net proceeds from issuance of preferred stock                               -           10,671
     Other                                                                    (202)            (113)
                                                                    ---------------     ------------
               Net cash provided by financing activities                    33,925            8,937
                                                                    ---------------     ------------

Net increase in cash                                                        16,978              439

Cash and cash equivalents at beginning of period                             1,409              722
                                                                    ---------------     ------------

Cash and cash equivalents at end of period                                $ 18,387          $ 1,161
                                                                    ===============     ============



The accompanying notes are an integral part of these financial statements.

                                 ICON CMT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                (In thousands, except share and per share amounts)


1.       Basis of Presentation

      The accompanying unaudited financial statements for the three and six month periods ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K of Icon CMT Corp. ("Icon" or the "Company") for the year ended December 31, 1997.

2.      Initial Public Offering

      On February 18, 1998, the Company completed its initial public offering (the "IPO"), selling 3,850,000 shares of common stock at a price of $10.00 per share, providing gross proceeds to the Company of $38,500 and net proceeds, after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, of approximately $34,337.

      Upon the closing of the IPO, all outstanding shares of the Company's Series A and Series B Preferred Stock converted into an aggregate of 4,629,831 shares of common stock.

3.       Acquisition of Frontier Media Group, Inc.

        On May 27, 1998, the Company acquired all of the issued and outstanding shares of common stock of Frontier Media Group, Inc. ("Frontier"), in exchange for 728,325 shares of the Company's common stock. For accounting purposes, the acquisition has been accounted for using the pooling of interests method and prior periods have been restated to include the results of Frontier on a comparable basis. In connection with the acquisition of Frontier, the Company incurred $1,094 of transaction and other costs associated with the business combination.

4.       Loss Per Common Share

      Effective December 31, 1997, the Company adopted Financial Accounting Standard No. 128, "Earnings per Share" ("FAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (i.e., options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

      The computation of basic and diluted loss per share for the three and six months ended June 30, 1998 and 1997 are as follows:



                                                        For the Three Months     For the Six Months
                                                            Ended June 30,        Ended June 30,
                                                  -----------------------------------------------------
                                                     1998        1997           1998           1997

                                                 -----------  -----------   -------------   ------------
Net Loss                                         $ (6,691)   $ (2,751)      $ (11,245)      $ (5,686)
Accrued didvidends on Series A
 Preferred and Series B Preferred Stock                 -        (240)           (202)          (388)
                                                 -----------  -----------   -------------   ------------

Loss Available to common stockholders            $ (6,691)   $ (2,991)      $ (11,447)      $ (6,074)
                                                 ===========  ===========  =============    ============



Weighted average shares outstanding used
 for basic and diluted loss per share              15,804       7,273          13,764          7,273


Basic and diluted loss per share                 $  (0.42)   $  (0.41)      $   (0.83)      $  (0.84)
                                                 ==========  ==========   =============    ============



      At June 30, 1998, outstanding options to purchase 1,502,323 shares of common stock, with exercise prices ranging from $6.02 to $18.50 have been excluded from the computations of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 948,891 shares of common stock, with exercise prices ranging from $0.01 to $6.02, were also antidilutive and excluded from the computations of diluted loss per share at June 30, 1998.

5.       Discontinued Product Line

      In March 1998, the Company discontinued its media services product offerings. The Company generated revenues of $14 and $77 from selling of advertising space on its media properties for the six months ended June 30, 1998 and 1997, respectively. The cost of revenues associated with media services for the three months ended June 30, 1997 and the six months ended June 30, 1998 and 1997 was $591, $548 and $1,054, respectively.

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

Overview

      Integration Consortium, Inc. ("ICI"), the Company's predecessor, was incorporated in New York in February 1991. Icon CMT Corp. ("Icon" or the "Company") was incorporated in Delaware in February 1995, and ICI was merged with and into Icon in December 1995. ICI was primarily engaged in the design, marketing, installation and on-going support of high-end network-based information management systems. ICI also focused on developing, customizing and integrating both third-party and proprietary software applications.

      In 1995, recognizing the emergence of internet protocol ("IP") as a data transmission standard, the Company's management redefined the Company's strategy to provide end-to-end solutions that enable corporate customers to implement their Internet, intranet and extranet strategies. The Company's revenues are primarily derived from the following services and products: (i) a range of professional services, including custom application and website development and design, systems integration and maintenance and support services; (ii) communications services including high-quality Internet access and related services, such as web/server hosting and management; and (iii) product resales, including hardware and software sold as an integral part of systems design and integration and as a means to sell integrated communications and professional services and establish customer relationships.

      On May 27, 1998, the Company acquired all of the issued and outstanding shares of common stock of Frontier Media Group, Inc. ("Frontier"), in exchange for 728,325 shares of the Company's common stock. For accounting purposes, the acquisition has been accounted for using the pooling of interests method and prior periods have been restated to include the results of Frontier on a comparable basis. In connection with the acquisition of Frontier, the Company incurred $1,094 of transaction and other costs associated with the business combination.

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

      Revenues from communications services are generated by providing Internet access and other related communications services, such as web/server hosting and management. Communications services are generally provided based on service agreements ranging from one to five years, which are renewable at the discretion of the customer. Communications services revenues are recognized ratably over the term of the respective service agreement.

      As a result of the Company's implementation of its end-to-end solutions strategy, services revenues have increased on an annual basis as a percentage of total revenue. For the three and six months ended June 30, 1998 services revenues consisted of 61% and 57% of total net revenues, respectively, compared with 58% and 56% for the same periods in the prior year. The increase in services revenues as a percentage of total net revenues is expected to continue to increase in the future. Historically, the Company generated limited media revenues from selling advertisement space on its three new-media properties,
Word(R),   Charged(TM)  and  SportsFan  Online.  The  Company  had  experienced operating losses in connection with the ongoing operation of its media properties and, in March 1998, the Company discontinued the ongoing operations of Word and Charged. In April 1998, Zapata Corporation ("Zapata") purchased all of the assets of Word and Charged from the Company in exchange for Zapata's commitment to purchase no less than $2 million in communications and professional services over the next four years. Also, during the first quarter, Icon terminated its agreement with SportsFan Radio Network, and instead began providing consulting services and communications services to SportsFan Radio Network in connection with the ongoing operation of SportsFan Online.

      Historically the Company has experienced relatively stable gross margins on product sales. Over the same periods, gross margins on services have fluctuated as cost of revenues, particularly on communications services, have increased in advance of revenue growth for such services. The Company anticipates that in the future services will provide greater opportunities for increased gross margins.

      The Company generates products revenues through the reselling of computer and networking hardware and software, including network servers, routers, firewall software, and database management software. Products revenues are recognized upon shipment.

      Professional services cost of revenues consists of the labor and overhead costs for the personnel performing the service including the cost of project management, quality control and project review. Cost of communications services revenues consists primarily of the cost to maintain and operate the Company's communications infrastructure and customers' hosted web servers, access charges from Local Exchange Carriers and network and related communications facilities costs, depreciation of network equipment and rental expenses for equipment pursuant to operating leases. The Company expects its costs of its services to continue to increase in dollar amount, while declining as a percentage of services revenue as the Company expands its customer base and more fully utilizes its communications infrastructure. Cost of revenues for products consists primarily of the Company's acquisition cost of computer and networking hardware and software that is purchased from the manufacturers' distributors.

      Selling and marketing expenses consist primarily of personnel expenses, including salary, benefits, commissions, overhead costs and the cost of marketing programs, such as advertising, trade shows and public relations. The Company expects selling and marketing expenses to continue to increase in dollar amount in future years as the Company's business grows and as it increases its presence at trade shows, increases the size of its sales force and develops additional materials to reach a larger audience, but to decrease over time as a percentage of total net revenues.

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

      Research and development expenses consist primarily of personnel and related costs associated with the development of the Company's technologies. The Company's expectations of significant revenue growth are not dependent upon the success of ongoing future research and development activities. In July 1998, the Company reorganized its research and development group by reallocating development personnel from the research and development group to support the Company's professional services and communications services groups. In light of this, the Company expects to continue to reduce its expenditures in connection with the ongoing development of proprietary technologies, although it expects to continue to use its products and/or expertise developed to date to augment its other service offerings and to continue its related research activities.

         Other

      In order to provide nationwide communications services including Internet access, the Company entered into a three-year agreement in June 1995 with MFS Datanet, Inc. ("MFS") to access MFS' nationwide communications facilities and related communications products and services. MFS was subsequently acquired by Worldcom, Inc. ("Worldcom"). The terms of the agreement provide for the Company to pay MFS/Worldcom primarily based on the average bandwidth of the Company's traffic transmitted over MFS/Worldcom's communications facilities. The Company has extended the term of the agreement through September of 1999. The Company believes that the usage-based pricing plan established in the agreement has allowed, and will continue to allow, the Company to grow communications services revenues without incurring the full fixed costs typically associated with building a nationwide network and Internet access. The Company has experienced delays in the provisioning of its Internet access installation service orders by MFS/Worldcom. As a result, the Company has begun purchasing communications infrastructure facilities from additional suppliers and is reviewing Request For Proposal responses in order to identify alternative suppliers to address its expanding bandwidth and facilities requirements.

      The Company, which had been profitable prior to 1995, has incurred net losses and negative cash flow from operations since transitioning its strategy to provide end-to-end Internet solutions and expects to continue to operate at a loss and experience negative cash flow from operations at least through 1999. The Company's attainment of profitability and positive cash flow from operations is dependent upon its ability to substantially grow its revenue base and achieve related operating efficiencies.

      The Company will continue to focus on growing its professional services and communications services businesses, which could require it to significantly increase its expenses for personnel and marketing.

      The Company has historically served major customers in information intensive industries, such as financial services, telecommunications, media and travel and, with the acquisition of Frontier, serves many companies in the pharmaceutical industry. Revenues attributable to Bear Stearns & Co. Inc. comprised 37% and 44%, respectively, of the Company's total net revenues for the three and six months ended June 30, 1998 compared to 43% for the same periods in the prior year, and in each year represented a significant component of services and products revenues. No other customers represented over 10% of the Company's total net revenues in the same time periods. Management expects revenue concentration to decline as the Company grows its services revenues.

      Historically, the Company has marketed and sold its services and products through its direct sales force and through indirect channels. In May 1996, the Company entered into an arrangement with Bell Atlantic Internet Solutions whereby Bell Atlantic Internet Solutions, Inc. ("Bell Atlantic Internet Solutions")
agreed to provide billing services in connection with the offering of the Company's communications services to requesting Bell Atlantic Internet Solutions customers for both dedicated and switched access, including residential customers. Revenues from customers acquired through Bell Atlantic Internet Solutions represented 39% and 37%, respectively, of communications services revenues for the three and six months ended June 30, 1998. The Company believes that revenues from this arrangement will continue to grow at least until such time that Bell Atlantic Internet Solutions or its affiliates receives regulatory relief from the FCC from various regulations that affect the development of advanced telecommunications services by the RBOCs and that this relationship will represent a significant element of the Company's distribution strategy in Bell Atlantic's southern region. In October 1997, the Company extended its arrangement by entering into an updated Global Service Provider agreement with Bell Atlantic Internet Solutions to continue to make its services available in the traditional Bell Atlantic southern region for switched and dedicated services and to expand the Company's reach with respect to dedicated services into the Bell Atlantic northern region (previously NYNEX) through October 1999. The Company's agreement with Bell Atlantic Internet Solutions contemplates a service offering to requesting Bell Atlantic Internet Solutions customers in the Bell Atlantic northern region, subject to Bell Atlantic Internet Soultions' receipt of certain regulatory approvals. To date, Bell Atlantic Internet Solutions, has not received such approvals. In July 1998, Bell Atlantic, an affiliate of Bell Atlantic Internet Solutions, announced that it would acquire GTE Corp. The transaction is subject to regulatory approval. The Company cannot predict what effect, if any, the proposed transaction will have with respect to the Company's existing business with Bell Atlantic Internet Solutions. The Company also has agreements with Fiberlink Communications Corp., TotalTel, Inc. and other resellers to resell the Company's communications services.

      The Company has incurred losses in 1995, 1996, 1997 and the first half of 1998 that have generated net operating loss carry forwards of approximately $29.7 million at June 30, 1998 for federal and state income tax purposes. These carry forwards are available to offset future taxable income and expire in 2011 through 2018 for federal income tax purposes.

Results of Operations

      Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

      Revenues. Total net revenues were $19.0 million for the three months ended June 30, 1998, a $7.4 million, or 63%, increase over total net revenues of $11.6 million for the three months ended June 30, 1997.

      Professional services revenues were $8.2 million and $5.5 million for the three months ended June 30, 1998 and 1997, respectively, representing an increase in 1998 of 50%. This increase was attributable to the growing demand for professional services in its existing customer base and the acquisition of several new customers, a high renewal rate of existing maintenance contracts, an increased number of systems engineers available to perform these services and a higher average billing rate per systems engineer.

      Communications services revenues were $3.3 million and $1.2 million for the three months ended June 30, 1998 and 1997, respectively, representing an increase in 1998 of over 164%. This increase is primarily attributable to the acquisition of new customers and the arrangement with Bell Atlantic Internet Solutions under which the Company began providing service in the third quarter of 1996. Revenues derived from the Bell Atlantic Internet Solutions arrangement comprised 39% of communications revenues for the three months ended June 30, 1998. The Company's backlog for communications services pending has been increasing significantly. The Company has begun purchasing communications infrastructure facilities from additional suppliers and is reviewing Request For Proposal responses in order to identify alternative suppliers to address its expanding bandwidth and facilities requirements.

      Products revenues were $7.5 million and $4.9 million for the three months ended June 30, 1998 and 1997, respectively, representing an increase of 53%. This increase was not as great as the increase in services revenues due primarily to the transition of the Company's focus from its historical role as a value-added reseller to providing IP network related services.

      Cost of revenues. Total cost of revenues were $14.3 million and $8.4 million for the three months ended June 30, 1998 and 1997, respectively, representing 75% and 72% of total net revenues, respectively.

      Services cost of revenues were approximately $7.9 million and $4.3 million for the three months ended June 30, 1998 and 1997, respectively. This growth is primarily attributable to the hiring of additional professional services personnel and contractors and the continued expansion of the Company's communications infrastructure. Such costs increased to 69% as a percentage of services revenues in the three months ended June 30, 1998 from 64% in the three months ended June 30, 1997.

      Products cost of revenues were $6.4 million and $4.1 million for the three months ended June 30, 1998 and 1997, respectively, representing 85% and 84% of
products   revenues  for  the  three  months  ended  June  30,  1998  and  1997, respectively.

      Selling and marketing. Selling and marketing expenses were $4.6 million and $2.2 million for the three months ended June 30, 1998 and 1997, respectively. The 110% increase in the three months ended June 30, 1998 reflects hiring of additional sales and marketing personnel and increased spending on advertising and trade shows. Selling and marketing expenses as a percentage of total net revenues increased to 24% in the three months ended June 30, 1998 from 19% in the three months ended June 30, 1997.

      General and administrative. General and administrative expenses were $4.8 million and $3.1 million for the three months ended June 30, 1998 and 1997, respectively. This higher level of expenses reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business, as well as rent and operating costs of the Company's facilities. General and administrative expenses as a percentage of total net revenues decreased to 25% during the three months ended June 30, 1998 from 27% in the three months ended June 30, 1997.

      Research and development. Research and development expenses were $0.6 million and $0.3 million for the three months ended June 30, 1998 and 1997, respectively. This higher level of expense reflects an overall increase in the number of personnel required to develop new technologies that enhance the performance and reliability of the Company's network. In July 1998, the Company reorganized its research and development group by reallocating development personnel from the research and development group to support the Company's professional services and communications services groups. In light of this, the Company, expects to reduce its expenditures in connection with the ongoing development of proprietary technologies, although it expects to continue to use its products and/or expertise developed to date to augment its other service offerings and to continue its related research activities.

    Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

      Revenues. Total net revenues were $38.4 million for the six months ended June 30, 1998, a $16.6 million, or 76%, increase over total net revenues of $21.8 million for the six months ended June 30, 1997.

      Professional services revenues were $15.7 million and $9.8 million for the six months ended June 30, 1998 and 1997, respectively, representing an increase in 1998 of 60%. This increase was attributable to the growing demand for professional services in its existing customer base and the acquisition of several new customers, a high renewal rate of existing maintenance contracts, an increased number of systems engineers available to perform these services and a higher average billing rate per systems engineer.

      Communications services revenues were $6.1 million and $2.1 million for the six months ended June 30, 1998 and 1997, respectively, representing an increase in 1998 of over 179%. This increase was primarily attributable to the acquisition of new customers and the arrangement with Bell Atlantic Internet Solutions under which the Company began providing service in the third quarter of 1996. Revenues derived from the Bell Atlantic Internet Solutions arrangement comprised 37% of communications revenues for the six months ended June 30, 1998. The Company's backlog for communications services pending has been increasing significantly. The Company has begun purchasing communications infrastructure facilities from additional suppliers and is reviewing Request For Proposal responses in order to identify alternative suppliers to address its expanding bandwidth and facilities requirements.

      Products revenues were $16.5 million and $9.7 million for the six months ended June 30, 1998 and 1997, respectively, representing an increase of 71%.

      Cost of revenues. Total cost of revenues were $29.5 million and $16.0 million for the six months ended June 30, 1998 and 1997, respectively, representing 77% and 73% of total net revenues, respectively.

      Services cost of revenues were approximately $15.2 million and $8.1 million for the six months ended June 30, 1998 and 1997, respectively. Such costs increased to 69% as a percentage of services revenues in the six months ended June 30, 1998 from 67% in the six months ended June 30, 1997, due to the continued expansion of the Company's communications infrastructure.

      Products cost of revenues were $14.3 million and $7.9 million for the three months ended June 30, 1998 and 1997, respectively, representing 87% and 82% of products revenues for the six months ended June 30, 1998 and 1997, respectively. The decrease in margin was due primarily to selected sales designed to promote increased services revenue in the future.

      Selling and marketing. Selling and marketing expenses were $8.6 million and $4.5 million for the six months ended June 30, 1998 and 1997, respectively. The 90% increase in the six months ended June 30, 1998 reflects hiring of additional sales and marketing personnel and increased spending on advertising and trade shows. Selling and marketing expenses as a percentage of total net revenues increased to 22% in the six months ended June 30, 1998 from 21% in the six ended June 30, 1997.

      General and administrative. General and administrative expenses were $8.8 million and $5.4 million for the six months ended June 30, 1998 and 1997, respectively. This higher level of expenses reflects an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business, as well as rent and operating costs of the Company's facilities. General and administrative expenses as a percentage of total net revenues decreased to 23% during the six months ended June 30, 1998 from 25% in the six months ended June 30, 1997.

      Research and development. Research and development expenses were $1.2 million and $0.6 million for the six months ended June 30, 1998 and 1997, respectively. This higher level of expense reflects an overall increase in the number of personnel required to develop new technologies that enhance the performance and reliability of the Company's network. In July 1998, the Company reorganized its research and development group by reallocating development personnel from the research and development group to support the Company's professional services and communications services groups. In light of this, the Company expects to reduce its expenditures in connection with the ongoing development of proprietary technologies, although it expects to continue to use its products and/or expertise developed to date to augment its other service offerings and to continue its related research activities.

Liquidity and Capital Resources

      The Company had an accumulated deficit of $32.0 million at June 30, 1998 and has used cash of $23.6 million in the aggregate to fund operations during 1996, 1997 and the six month period ended June 30, 1998. Prior to consummation of the Company's initial public offering (the "IPO") on February 18, 1998, the Company had satisfied its cash requirements primarily through the sale of preferred stock and borrowings under credit agreements. The Company's principal uses of cash are to fund operations, working capital requirements and capital expenditures. At June 30, 1998 the Company had $18.4 million in cash and cash equivalents and working capital of $18.6 million. Net cash used in operating activities for the six months ended June 30, 1998 and 1997 was approximately $10.0 million and $7.3 million, respectively. Net cash used in investing activities for the six months ended June 30, 1998 and 1997 was approximately $7.0 million and $1.2 million, respectively. For the six months ended June 30, 1998 and 1997, cash of approximately $33.9 million and $8.9 million, respectively, was provided by financing activities. Cash provided by financing activities for the six months ended June 30, 1998 includes approximately $34.3 million in net proceeds from the issuance of common stock from the Company's IPO.

      The Company maintains a secured line of credit with The CIT Group/Business Credit, Inc. ("CIT") for $10.0 million, which automatically renewed on August 13, 1998 and expires on August 13, 1999. Borrowings under this line are secured by substantially all of the assets of the Company and are limited to a specific percentage of qualifying accounts receivable less outstanding obligations of the Company owed to CIT, including outstanding letters of credit. Under this secured line of credit, the Company may not, among other things, pay cash dividends, pledge any of its assets to third parties, borrow money from third parties or merge or consolidate with third parties without CIT's prior written consent. Borrowings under this line amounted to $1.0 million at December 31, 1997. There were no borrowings under the line of credit at June 30, 1998. The Company does not currently expect that it will be necessary to use this secured line of credit to meet its working capital and capital expenditure requirements through the end of 1998. Interest expense amounted to $0.1 and $0.3 million for the six months ended June 30, 1998 and 1997, respectively. Interest is payable monthly at an annual rate equal to the prime rate plus one percent. Following a change in the prime rate, the rate adjusts on the first of the month following any change. As of June 30, 1998, there was approximately $3.4 million available under the line.

      As of June 30, 1998, trade payables and accrued expenses to a vendor in the amount of $4.3 million were secured by a lien on substantially all of the Company's assets.

      The Company has made capital investments in its network, network operating centers and other capital assets totaling $7.1 million in the six months ended June 30, 1998. The Company expects to make additional capital investments to expand and enhance its operations approximating $5 million in the remainder of 1998. The foregoing expectation with respect to capital investment is a forward-looking statement that involves risks and uncertainties and the actual amount of capital investment could vary materially as a result of a number of factors.

      In the IPO, 3.85 million shares of Common Stock were sold at a price of $10.00 per share, providing gross proceeds to the Company of $38.5 million and net proceeds, after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, of approximately $34.3 million. Since the Company expects to incur additional operating losses, the Company intends to use the net proceeds from the IPO to meet its short-term capital requirements. The Company believes that proceeds from the IPO will be sufficient to meet its anticipated cash needs for working capital and for the acquisition of capital equipment through the end of 1998. However, there can be no assurance that the Company will not require additional financing within this timeframe. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional financing, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies.

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

Year 2000

      As reasonably necessary and appropriate, the Company is in the process of modifying or replacing software components that it uses so that such software will properly recognize dates beyond December 31, 1999 ("Year 2000 Compliance"). The cost for such modifications and replacements is not expected to be material. The Company has initiated formal communications with its significant vendors and customers to determine the extent that Year 2000 Compliance issues of such parties may affect the Company, and is interviewing outside consultants with respect to possible assistance in connection with the Company's internal review of its Year 2000 compliance status. There can be no guarantee that the systems of such other companies will be timely converted, or that their conversion will be compatible with information included in the Company's systems, without a material adverse effect on the Company's business, financial condition or results of operations.

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

                                     PART II
                                OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

      On February 12, 1998 (the "Effective Date"), the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-38339). From the Effective Date through June 30, 1998, the Company incurred expenses of approximately $2.7 million for underwriting discounts and commissions and $1.5 million for other expenses. Such payments were direct or indirect payments to persons other than directors, officers or persons owning 10% or more of the Company's common stock. The net offering proceeds to the Company were $34.3 million. From the Effective Date through June 30, 1998, net offering proceeds of: (i) $6.3 million was paid for construction of plant, buildings and facilities; (ii) $1.8 million was used for repayment of indebtedness; and (iii) $11.6 million was used for working capital and general corporate purposes. Such payments, except for compensation pursuant to their employment by the Company, were direct or indirect payments to persons other than directors, officers or persons owning 10% or more of the Company's Common Stock.


Item 6.           Exhibits and reports on Form 8-K

      (a)         Exhibits


    Exhibit               Description
    -------               -----------

          27.1            Financial Data Schedule.


           (b)            Reports on Form 8-K

      A Current Report on Form 8-K dated May 27, 1998 (date of earliest event reported) was filed by the Company on June 11, 1998.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 1998

                                  ICON CMT CORP.



                                  By: /s/ Scott A. Baxter
                                     -------------------------------------------
                                     Scott A. Baxter, President, Chief
                                     Executive Officer and Chairman of the Board



                                  By: /s/ Kenneth J. Hall
                                      ------------------------------------------
                                      Kenneth J. Hall, Senior Vice President,
                                      Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX
                                  -------------







    Exhibit               Description
    --------              -------------

          27.1            Financial Data Schedule