Form 10-Q
period 1998-09-30
ICON CMT CORP
filed 1998-11-03
CIK 1037330

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM   _______________ TO  ________________


                           Commission file no. 0-23477


                                 ICON CMT CORP.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


          Delaware                                            13-3603128
--------------------------------                       ---------------------
(State or Other Jurisdiction of
 Incorporation or Organization)               (IRS Employer Identification No.)


               1200 Harbor Boulevard, Weehawken, New Jersey 07087
            ----------------------------------------------------------
             (Address of Principal Executive Offices with Zip Code)

        Registrant's Telephone Number Including Area Code: (201) 601-2000


Former  Name,  Former  Address and Former  Fiscal  Year,  if Changed  Since Last
Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        --      --

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes      No
           --      --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of October 29, 1998 was 15,895,288

--------------------------------------------------------------------------------

                                 ICON CMT CORP.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



PART I.           FINANCIAL INFORMATION                                                                          Page
                                                                                                                 ----

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheet as of September 30, 1998 (unaudited)
                  and December 31, 1997...........................................................................3

                  Condensed Consolidated Statement of Operations for the Three and Nine Months
                  ended September 30, 1998 (unaudited) and September 30, 1997 (unaudited).........................4

                  Condensed Consolidated Statement of Cash Flows for the Nine Months
                  ended September 30, 1998 (unaudited) and September 30, 1997 (unaudited).........................5

                  Notes to Condensed Consolidated Financial Statements (unaudited) ...............................6


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................9

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................18

Item 2.           Changes in Securities and Use of Proceeds......................................................18

Item 4.           Submission of Matters to a Vote of Security Holders............................................18

Item 6.           Exhibits and Reports on Form 8-K...............................................................19

SIGNATURES.......................................................................................................20



                                 ICON CMT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)


                                                                  September 30,               December 31,
                                                                       1998                       1997
                                                                 ----------------            --------------
                                                                   (Unaudited)
                             Assets

Current assets:
    Cash and cash equivalents....................................   $      10,026           $         1,410
    Accounts receivable, net of allowance of
       $523 and $455, respectively...............................          11,926                    10,237
    Unbilled costs and accrued revenue...........................           1,743                     1,119
    Inventories..................................................             851                       104
    Prepaid expenses and other current assets....................           2,385                     2,381
                                                                     ------------            --------------
       Total current assets......................................          26,931                    15,251
Fixed assets, net................................................          14,049                     6,675
Other noncurrent assets..........................................             108                       231
                                                                     ------------            --------------
       Total assets..............................................   $      41,088           $       $22,157
                                                                     ============            ==============

         Liabilities, Mandatorily Redeemable Convertible
            Preferred Stock and Stockholders' Equity

Current liabilities:
    Accounts payable.............................................   $      11,178           $         9,124
    Accrued expenses.............................................           4,956                     4,542
    Deferred revenue.............................................           1,368                       658
    Note payable.................................................              --                     1,000
                                                                     ------------            --------------
       Total current liabilities.................................          17,502                    15,324
Long term obligations............................................             128                        --
                                                                     ------------            --------------
       Total liabilities.........................................          17,630                    15,324
                                                                     ------------            --------------

Mandatorily  Redeemable  10% PIK Series B  Convertible  Participating  Preferred
    Stock ($.01 par value, 415,000 shares
       authorized, none issued and outstanding at September 30,
       1998, 180,240 shares issued and outstanding at December
       31, 1997).................................................              --                    16,628
Mandatorily Redeemable Series A Convertible  Participating Preferred Stock ($.01
    par value, 450,000 shares authorized,
       none issued and outstanding at September 30, 1998, 422,607
       shares issued and outstanding at December 31, 1997).......              --                    10,601
Stockholders' equity:
    Preferred stock ($.01 par value; 1,000,000 shares authorized)              --                        --
    Common stock ($.001 par value; 50,000,000 shares authorized,
       15,884,378 and 7,273,779 shares issued and outstanding,
       respectively).............................................              16                         8
    Additional paid-in-capital...................................          62,537                       533
    Accretion of mandatorily redeemable preferred stock..........              --                      (388)
    Accumulated deficit..........................................         (39,095)                  (20,549)
                                                                     ------------            --------------
       Total stockholders' equity (deficit)......................          23,458                   (20,396)
                                                                     ------------            --------------
         Total liabilities, mandatorily redeemable convertible
             preferred stock and stockholders' equity............    $     41,088           $        22,157
                                                                     ============            ==============


The accompanying notes are an integral part of these financial statements.



                                 ICON CMT CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                    For the Three Months        For the Nine Months
                                                     Ended September 30,        Ended September 30,
                                                   -----------------------   -------------------------
                                                      1998         1997         1998          1997
                                                   ----------   ----------   -----------   -----------

Revenues, net
    Services:
          Professional.............................    $9,249       $6,108       $24,996       $15,948
          Communications...........................     3,812        1,760         9,875         3,931
          Media....................................        --           --            14            77
                                                   ----------   ----------   -----------   -----------
                Total services revenues............    13,061        7,868        34,885        19,956
                                                   ----------   ----------   -----------   -----------
    Products.......................................     7,577        4,626        24,104        14,306
                                                   ----------   ----------   -----------   -----------
         Total revenues, net.......................    20,638       12,494        58,989        34,262
                                                   ----------   ----------   -----------   -----------
Cost of revenues:
    Services.......................................     9,727        5,560        24,878        13,651
    Products.......................................     6,723        3,771        21,059        11,676
                                                   ----------   ----------   -----------   -----------
         Total costs of revenues...................    16,450        9,331        45,937        25,327
                                                   ----------   ----------   -----------   -----------

Gross profit.......................................     4,188        3,163        13,052         8,935
                                                   ----------   ----------   -----------   -----------

Operating expenses:
    Sales and marketing............................     3,912        2,814        12,511         7,351
    General and administrative.....................     5,754        2,814        14,509         8,227
    Research and development.......................       445          361         1,612           920
    Depreciation and amortization..................       482          220         1,279           633
    Special transaction related charges............       827           --         1,921            --
                                                   -----------  ------------------------   -------------
         Total operating expenses..................    11,420        6,209        31,832        17,131
                                                   ----------   ----------   -----------   -----------

Loss from operations...............................    (7,232)      (3,046)      (18,780)       (8,196)
                                                   ----------   ----------   -----------   -----------

Other income (expense):
    Interest income................................       194           45           680            68
    Interest expense...............................       (11)         (60)          (68)         (363)
    Other, net.....................................        --           --          (125)           --
                                                   ----------   ----------   -----------   -----------
       Total other income (expense)                       183          (15)          487          (295)
                                                   ----------   ----------   -----------   -----------

Loss before income taxes...........................    (7,049)      (3,061)      (18,293)       (8,491)

Provision for income taxes.........................        --           --            --           256
                                                   ----------   ----------   -----------   -----------

Net loss...........................................   $(7,049)   $  (3,061)   $  (18,293)     $ (8,747)
                                                   ==========   ==========   ===========   ===========

Basic and diluted loss per share...................   $(0.44)   $   (0.48)   $     (1.28)    $  (1.31)
                                                   ==========   ==========   ===========   ===========

Weighted average shares outstanding used for
    basic and diluted loss per share...............   15,882        7,274         14,478        7,274
                                                   ==========   ==========   ===========   ===========




The accompanying notes are an integral part of these financial statements.

                                 ICON CMT CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                         ------------------------------------
Cash flows from operating activities:                                         1998                 1997
                                                                         ---------------      ---------------
   Net Loss.............................................................  $      (18,293)     $        (8,747)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization.....................................          3,288                1,516
       Deferred taxes and other..........................................             --                  295
    Changes in assets and liabilities, net...............................             80               (1,336)
                                                                         ---------------      ---------------
         Net cash used in operating activities...........................        (14,925)              (8,272)
                                                                         ---------------      ---------------

Cash flows from investing activities:
    Capital expenditures.................................................        (10,503)              (2,773)
    Other................................................................            125                   --
                                                                         ---------------      ---------------
         Net cash used in investing activities...........................        (10,378)              (2,773)
                                                                         ---------------      ---------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock...........................         34,337                   --
    Net proceeds from exercise of stock options..........................            834                   --
    Borrowings of short-term notes.......................................          1,772                7,323
    Repayments of short-term notes.......................................         (2,772)              (8,617)
    Net proceeds from issuance of preferred stock........................             --               16,508
    Other................................................................           (252)                (110)
                                                                         ---------------      ---------------
         Net cash provided by financing activities.......................         33,919               15,104
                                                                         ---------------      ---------------

Net increase in cash.....................................................          8,616                4,059

Cash and cash equivalents at beginning of period.........................          1,410                  722
                                                                         ---------------      ---------------

Cash and cash equivalents at end of period...............................$        10,026       $        4,781
                                                                         ===============      ===============



The accompanying notes are an integral part of these financial statements.

                                 ICON CMT CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)


1.       Basis of Presentation

         The accompanying unaudited financial statements for the three and nine month periods ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K of Icon CMT Corp. ("Icon" or the "Company") for the year ended December 31, 1997.

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

3.       Discontinued Product Line

         In March 1998,  the Company  discontinued  its media  services  product offerings. The Company generated revenues of $14 and $77 from selling advertising space on its media properties for the nine months ended September 30, 1998 and 1997, respectively. The cost of revenues associated with media services for the three months ended September 30, 1997 and the nine months ended September 30, 1998 and 1997 was $669, $548 and $1,723, respectively.

4.       Acquisition of Frontier Media Group, Inc.

         On May 27, 1998, the Company acquired all of the issued and outstanding shares of common stock of Frontier Media Group, Inc. ("Frontier"), in exchange for 728,325 shares of the Company's common stock. For accounting purposes, the acquisition has been accounted for using the pooling of interests method and prior periods have been restated to include the results of Frontier on a comparable basis. In connection with the acquisition of Frontier, the Company accrued $1,094 of transaction and other costs during the second quarter of 1998 associated with the business combination.

5.       Loss Per Common Share

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

         The computation of basic and diluted loss per share for the three and nine months ended September 30, 1998 and 1997 is as follows:


                                                        For the Three Months               For the Nine Months
                                                         Ended September 30,               Ended September 30,
                                                    -----------------------------      ----------------------------
                                                        1998             1997              1998            1997
                                                    -------------    ------------      ------------     -----------

Net Loss                                                  $(7,049)        $(3,061)         $(18,293)        $(8,747)
Accrued dividends on Series A
   Preferred and Series B Preferred Stock...........           --            (423)             (202)           (811)
                                                    -------------    ------------      ------------     -----------

Loss available to common stockholders...............      $(7,049)     $   (3,484)         $(18,495)        $(9,558)
                                                    =============    ============      ============     ===========

Weighted average shares outstanding used
   for basic and diluted loss per share.............   15,882,000       7,274,000        14,478,000       7,274,000

Basic and diluted loss per share....................  $    (0.44)      $    (0.48)       $    (1.28)      $   (1.31)
                                                    =============    ============      ============     ===========

         At September 30, 1998, outstanding options to purchase 1,474,505 shares of common stock, with exercise prices ranging from $6.02 to $18.50 have been excluded from the computations of diluted loss per share as they are antidilutive. At September 30, 1998, outstanding warrants to purchase 1,683,350 shares of common stock, with exercise prices ranging from $0.01 to $12.00, were also antidilutive and excluded from the computations of diluted loss per share .

6.       Merger Agreement with Qwest Communications International Inc.

         On September 13, 1998, the Company agreed, subject to stockholders and regulatory approval, to merge with Qwest Communications International Inc. ("Qwest"). Under the terms of the merger agreement, each share of the outstanding common stock of the Company will be exchanged for no less than 0.32 shares of Qwest common stock (if Qwest's average per share stock price exceeds $37.50) or no more than 0.4444 shares of Qwest common stock (if Qwest's average per share stock price is less than $27.00). The final ratio of exchange will be determined by dividing $12 by a 15-day volume weighted average of consecutive trading prices of Qwest common stock prior to the three business days before the Company's stockholders meeting that will be called to approve the transaction. If the merger is terminated prior to consummation the Company will be required, under certain circumstances, to pay a $7,000 termination fee.

         Pursuant to the merger agreement, on September 28, 1998, the Company and Qwest entered into a credit facility, maturing January 31, 2000, whereby Qwest will lend the Company, commencing January 31, 1999, up to an aggregate of $15,000 to fund working capital and for other corporate purposes. In connection with the credit facility, the Company has issued to Qwest warrants to purchase an aggregate of 750,000 shares of the Company's common stock. The exercise price of the warrants is $12.00 per share. In connection with the merger agreement, the Company's three founders and principal stockholders entered into agreements with Qwest to vote to approve the merger so long as a "superior proposal" (as defined in the merger agreement) has not been accepted by the Company's Board of Directors, and to grant Qwest an option to purchase their shares at $12.00 per share.

         Also, pursuant to the merger agreement, the Company entered into a private line service agreement and related master collocation license agreement for the use of certain of Qwest's communications related facilities.

         In connection with the merger agreement the Company has incurred $827 through September 30, 1998 of transaction related costs.

         On September 15, 1998, a putative class action complaint was filed against the Company, its directors and Qwest. The complaint alleges, among other things, that the members of the Company's Board of Directors violated their fiduciary duties by failing to auction the Company or to seek other potential bidders. The Company considers the action to be without merit, intends to vigorously defend the action and believes that the outcome will not have a material adverse effect on the operations or the financial position of the Company.

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

Overview

         Integration Consortium, Inc. ("ICI"), the predecessor of Icon CMT Corp., ("Icon" or the "Company"), was incorporated in New York in February 1991. The Company was incorporated in Delaware in February 1995, and ICI was merged with and into Icon in December 1995. ICI was primarily engaged in the design, marketing, installation and on-going support of high-end network-based information management systems. ICI also focused on developing, customizing and integrating both third-party and proprietary software applications.

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

         On May 27, 1998, the Company acquired all of the issued and outstanding shares of common stock of Frontier Media Group, Inc. ("Frontier"), in exchange for 728,325 shares of the Company's common stock. For accounting purposes, the acquisition has been accounted for using the pooling of interests method and prior periods have been restated to include the results of Frontier on a comparable basis. In connection with the acquisition of Frontier, the Company accrued $1.1 million of transaction and other costs during the second quarter of 1998 associated with the business combination.

         On September 13, 1998, the Company agreed, subject to stockholders and regulatory approval, to merge with Qwest Communications International Inc. ("Qwest"). If the transaction with Qwest is consummated, the Company will become a wholly-owned subsidiary of Qwest and will cease to report separate financial results. Under the terms of the merger agreement each share of the outstanding common stock of the Company will be exchanged for no less than 0.32 shares of Qwest common stock (if Qwest's average per share stock price exceeds $37.50) or no more than 0.4444 shares of Qwest common stock (if Qwest's average per share stock price is less than $27.00). The final ratio of exchange will be determined by dividing $12 by a 15-day volume weighted average of consecutive trading prices of Qwest common stock prior to the three business days before the Company's stockholders' meeting that will be called to approve the transaction. If the merger is terminated prior to consummation the Company will be required, under certain circumstances, to pay a $7.0 million termination fee.

         In connection with the merger agreement, the Company's three founders and principal stockholders entered into agreements with Qwest to vote to approve the merger so long as a "superior proposal" (as defined in the merger agreement) has not been accepted by the Company's Board of Directors and to grant Qwest an option to purchase their shares for $12.00 per share.


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

         Revenues from communications services are generated by providing Internet access and related services, such as web/server hosting and management. Communications services are generally provided based on service agreements with terms ranging from one to five years, which are renewable at the discretion of the customer. Communications services revenues are recognized ratably over the term of the respective service agreement.

         The Company generates products revenues through the reselling of computer and networking hardware and software, including network servers, routers, firewall software, and database management software. Products revenues are recognized upon shipment.

         Historically, the Company generated limited media revenues from selling advertisement space on its new- media properties, including Word and Charged. The Company had experienced operating losses in connection with the ongoing operation of its media properties and, in March 1998, the Company discontinued their ongoing operations. In April 1998, Zapata Corporation ("Zapata") purchased all of the assets of Word and Charged from the Company in exchange for Zapata's commitment to purchase no less than $2 million in communications and professional services over the next four years.

         Historically the Company has experienced relatively stable gross margins on product sales. Over the same periods, gross margins on services have fluctuated as cost of revenues, particularly on communications services, have increased in advance of revenue growth for such services. The Company anticipates that in the future communications services will provide greater opportunities for increased gross margins.

         Professional services cost of revenues consists of the labor and overhead costs for the personnel performing the service including the cost of project management, quality control and project review. Cost of communications services revenues consists primarily of the cost to maintain and operate the Company's communications infrastructure and customers' hosted web servers, access charges from Local Exchange Carriers and network and related communications facilities costs, depreciation of network equipment and rental expenses for equipment pursuant to operating leases. The Company expects its costs of services to continue to increase in dollar amount, while declining as a percentage of services revenue as the Company expands its customer base and more fully utilizes its communications infrastructure. Cost of revenues for products consists primarily of the Company's acquisition cost of computer and networking hardware and software that is purchased from the manufacturers' distributors.

         Sales and marketing expenses consist primarily of personnel expenses, including salary, benefits, commissions, overhead costs and the cost of marketing programs, such as advertising, trade shows and public relations. The Company expects sales and marketing expenses to continue to increase in dollar amount in future years as the Company's business grows and as it increases its presence at trade shows, increases the size of its sales force and develops additional materials to reach a larger audience, but to decrease over time as a percentage of total net revenues.

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

         Other

         In order to provide nationwide communications services including Internet access, the Company entered into a three-year agreement in June 1995 with MFS Datanet, Inc. ("MFS") to access MFS' nationwide communications facilities and related communications products and services. MFS was subsequently acquired by WorldCom, Inc., which subsequently acquired MCI Communications Corporation. The terms of the agreement provide for the Company to pay MCI WorldCom primarily based on the average bandwidth of the Company's traffic transmitted over MCI WorldCom's communications facilities. The Company has extended the term of the agreement through September 1999. In connection with the extension, the Company agreed to commit to pay MCI WorldCom annual recurring revenues equal to the greater of (i) 110% of the annual recurring revenue paid by the Company to MCI WorldCom under the agreement for the period from October 1, 1997 through September 30, 1998; and (ii) $6.6 million. The agreement provides that if the Company fails to pay the annual recurring revenue amount contemplated above, then the Company must pay an assessment equal to 15% of the difference between the committed amount and the actual amounts paid for such period.

         The Company has experienced delays in the provisioning of its Internet access installation service orders by MCI WorldCom. As a result, the Company has entered into a private line service agreement and related collocation license agreement for the use of certain of Qwest's communications related facilities to address its expanding bandwidth and facilities requirements. In the event the merger with Qwest is consummated, the Company intends to acquire most of its communications facilities from Qwest. In the event that the merger with Qwest is not consummated, the Company intends to enter into an agreement with another supplier or suppliers to replace or augment the services it is currently purchasing from MCI WorldCom.

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

         The Company has historically served major customers in information intensive industries, such as financial services, telecommunications, media and the pharmaceutical industry. Revenues attributable to Bear Stearns & Co. Inc. comprised 45% and 42%, respectively, of the Company's total net revenues for the three and nine months ended September 30, 1998, respectively, compared to 49% and 45% for the same periods in the prior year, and in each period represented a significant component of services and products revenues. No other customers represented over 10% of the Company's total net revenues in the same time periods. Management expects revenue concentration to decline as the Company grows its services revenues.

         Historically, the Company has marketed and sold its services and products through its direct sales force and through indirect channels. In May 1996, the Company entered into an arrangement with Bell Atlantic Internet Solutions, Inc. ("Bell Atlantic Internet Solutions"), whereby Bell Atlantic Internet Solutions agreed to provide billing services in connection with the offering of the Company's communications services to requesting Bell Atlantic Internet Solutions customers in Bell Atlantic's southern region for both dedicated and switched access, including residential customers. Revenues from customers acquired through Bell Atlantic Internet Solutions represented 44% and 40%, respectively, of communications services revenues for the three and nine months ended September 30, 1998. The Company believes that revenues from this arrangement will continue to grow at least until such time that Bell Atlantic Internet Solutions or its affiliates receives regulatory relief from the FCC from various regulations that affect the development of advanced telecommunications services by the Regional Bell Operating Companies ("RBOCs") and that this relationship will represent a significant element of the Company's distribution strategy in Bell Atlantic's southern region. In October 1997, the Company extended its arrangement by entering into an updated Global Service Provider agreement (the "GSP Agreement") with Bell Atlantic Internet Solutions to continue to make its services available in the traditional Bell Atlantic southern region for switched and dedicated services and to expand the Company's reach with respect to dedicated services into the Bell Atlantic northern region (previously NYNEX) through October 1999. The Company's agreement with Bell Atlantic Internet Solutions contemplates a service offering to requesting Bell Atlantic Internet Solutions customers in the Bell Atlantic northern region, subject to Bell Atlantic Internet Solutions' receipt of certain regulatory approvals. To date, Bell Atlantic Internet Solutions has not received such approvals. In July 1998, Bell Atlantic, an affiliate of Bell Atlantic Internet Solutions, announced it would acquire GTE Corp. The transaction is subject to regulatory approval. The Company cannot predict what effect, if any, the proposed transaction will have with respect to the Company's existing business with Bell Atlantic Internet Solutions. In August 1998, the Company extended the GSP Agreement through January 2001. The Company also has agreements with Fiberlink Communications Corp., TotalTel, Inc. and other resellers to resell the Company's communications services.

         The Company has incurred losses in 1995, 1996, 1997 and the first nine months of 1998 that have generated net operating loss carry forwards of approximately $36.7 million at September 30, 1998 for federal and state income tax purposes. These carry forwards are available to offset future taxable income and expire in 2011 through 2018 for federal income tax purposes.

Results of Operations

         Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         Revenues. Total net revenues were $20.6 million for the three months ended September 30, 1998, a $8.1 million, or 65%, increase over total net revenues of $12.5 million for the three months ended September 30, 1997.

         Professional services revenues were $9.2 million and $6.1 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase in 1998 of 51%. This increase was attributable to the growing demand for professional services in the Company's existing customer base and the acquisition of several new customers, a high renewal rate of existing maintenance contracts, an increased number of systems engineers available to perform these services and a higher average billing rate per systems engineer.

         Communications services revenues were $3.8 million and $1.8 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase in 1998 of 117%. This increase was primarily attributable to the acquisition of new customers and the arrangement with Bell Atlantic Internet Solutions under which the Company began providing service in the third quarter of 1996. Revenues derived from the Bell Atlantic Internet Solutions arrangement comprised 44% of communications revenues for the three months ended September 30, 1998.

         Products revenues were $7.6 million and $4.6 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 64%. The Company has been in a transition from its historical focus as a value-added reseller to that of providing IP network related services, and product resales have become a secondary component of its end-to-end internet solutions strategy.

         Cost of revenues. Total cost of revenues were $16.5 million and $9.3 million for the three months ended September 30, 1998 and 1997, respectively, representing 80% and 75% of total net revenues, respectively.

         Services cost of revenues were approximately $9.7 million and $5.6 million for the three months ended September 30, 1998 and 1997, respectively. This growth was primarily attributable to the hiring of additional professional services personnel and contractors and the continued expansion of the Company's communications infrastructure. Such costs increased to 74% as a percentage of services revenues in the three months ended September 30, 1998 from 71% in the three months ended September 30, 1997, primarily due to the increasing costs associated with expanding and maintaining the Company's communications services infrastructure. In the three months ended September 30, 1997 services cost of revenues included $0.7 million in costs associated with the Company's discontinued media services product offerings.

         Products cost of revenues were $6.7 million and $3.8 million for the three months ended September 30, 1998 and 1997, respectively, representing 89% and 82% of products revenues for the three months ended September 30, 1998 and 1997, respectively.

         Sales and marketing. Sales and marketing expenses were $3.9 million and $2.8 million for the three months ended September 30, 1998 and 1997, respectively. The 39% increase in the three months ended September 30, 1998 reflected hiring of additional sales and marketing personnel and increased spending on advertising and trade shows. Sales and marketing expenses as a percentage of total net revenues decreased to 19% in the three months ended September 30, 1998 from 23% in the three months ended September 30, 1997.

         General and administrative. General and administrative expenses were $5.8 million and $2.8 million for the three months ended September 30, 1998 and 1997, respectively. This higher level of expenses reflected an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business, as well as rent and operating costs of the Company's facilities. General and administrative expenses as a percentage of total net revenues increased to 28% for the three months ended September 30, 1998 from 23% for the three months ended September 30, 1997.

         Research and development. Research and development expenses were $0.4 million for each of the three month periods ended September 30, 1998 and 1997. In July 1998, the Company reorganized its research and development group by reallocating development personnel from the research and development group to support the Company's professional services and communications services groups. In light of this, the Company expects to reduce its expenditures in connection with the ongoing development of proprietary technologies, although it expects to continue to use its products and/or expertise developed to date to augment its other service offerings and to continue its related research activities.

         Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         Revenues. Total net revenues were $59.0 million for the nine months ended September 30, 1998, an increase of $24.7 million, or 72%, over total net revenues of $34.3 million for the nine months ended September 30, 1997.

         Professional services revenues were $25.0 million and $15.9 million for the nine months ended September 30, 1998 and 1997, respectively, representing an increase in 1998 of 57%. This increase was attributable to the growing demand for professional services in the Company's existing customer base and the acquisition of several new customers, a high renewal rate of existing maintenance contracts, an increased number of systems engineers available to perform these services and a higher average billing rate per systems engineer.

         Communications services revenues were $9.9 million and $3.9 million for the nine months ended September 30, 1998 and 1997, respectively, representing an increase in 1998 of over 151%. This increase was primarily attributable to the acquisition of new customers and the arrangement with Bell Atlantic Internet Solutions under which the Company began providing service in the third quarter of 1996. Revenues derived from the Bell Atlantic Internet Solutions arrangement comprised 40% of communications revenues for the nine months ended September 30, 1998.

         Products revenues were $24.1 million and $14.3 million for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of 68%.

         Cost of revenues. Total cost of revenues were $45.9 million and $25.3 million for the nine months ended September 30, 1998 and 1997, respectively, representing 78% and 74% of total net revenues, respectively.

         Services cost of revenues were approximately $24.9 million and $13.7 million for the nine months ended September 30, 1998 and 1997, respectively. Such costs increased to 71% as a percentage of services revenues in the nine months ended September 30, 1998 from 68% in the nine months ended September 30, 1997, due to the continued expansion of the Company's communications infrastructure. Service costs include $0.5 million and $1.7 million in the nine months ended September 30, 1998 and 1997, respectively, associated with the Company's discontinued media services product offerings.

         Products cost of revenues were $21.1 million and $11.7 million for the nine months ended September 30, 1998 and 1997, respectively, representing 87% and 82% of products revenues for the nine months ended September 30, 1998 and 1997, respectively.

         Sales and marketing. Sales and marketing expenses were $12.5 million and $7.4 million for the nine months ended September 30, 1998 and 1997, respectively. The 70% increase in the nine months ended September 30, 1998 reflected hiring of additional sales and marketing personnel and increased spending on advertising and trade shows. Sales and marketing expenses as a percentage of total net revenues remained at 21% for the nine months ended September 30, 1998 and 1997.

         General and administrative. General and administrative expenses were $14.5 million and $8.2 million for the nine months ended September 30, 1998 and 1997, respectively. This higher level of expenses reflected an increase in personnel and professional fees necessary to manage the financial, legal and administrative aspects of the business, as well as rent and operating costs of the Company's facilities. General and administrative expenses as a percentage of total net revenues increased to 25% during the nine months ended September 30, 1998 from 24% in the nine months ended September 30, 1997.

         Research and development. Research and development expenses were $1.6 million and $0.9 million for the nine months ended September 30, 1998 and 1997, respectively. This higher level of expense reflected an overall increase in the number of personnel required to develop new technologies that enhance the performance and reliability of the Company's network. In July 1998, the Company reorganized its research and development group by reallocating development personnel from the research and development group to support the Company's professional services and communications services groups. In light of this, the Company expects to reduce its expenditures in connection with the ongoing development of proprietary technologies, although it expects to continue to use its products and/or expertise developed to date to augment its other service offerings and to continue its related research activities.

Liquidity and Capital Resources

         The Company had an accumulated deficit of $39.1 million at September 30, 1998 and has used cash of $28.5 million in the aggregate to fund operations during 1996, 1997 and the nine month period ended September 30, 1998. Prior to consummation of the Company's initial public offering (the "IPO") on February 18, 1998, the Company had satisfied its cash requirements primarily through the sale of preferred stock and borrowings under credit agreements. The Company's principal uses of cash are to fund operations, working capital requirements and capital expenditures. At September 30, 1998 the Company had $10.0 million in cash and cash equivalents and working capital of $9.4 million. Net cash used in operating activities for the nine months ended September 30, 1998 and 1997 was $14.9 million and $8.3 million, respectively. Net cash used in investing activities for the nine months ended September 30, 1998 and 1997 was $10.4 million and $2.8 million, respectively. For the nine months ended September 30, 1998 and 1997, cash of $33.9 million and $15.1 million, respectively, was provided by financing activities. Cash provided by financing activities for the nine months ended September 30, 1998 includes $34.3 million in net proceeds from the issuance of common stock from the Company's IPO.

         The Company maintains a secured line of credit with The CIT Group/Business Credit, Inc. ("CIT") for $10.0 million, which automatically renewed on August 13, 1998 and expires on August 13, 1999. Borrowings under this line are secured by substantially all of the assets of the Company and are limited to a specific percentage of qualifying accounts receivable less outstanding obligations of the Company owed to CIT, including outstanding letters of credit. Under this secured line of credit, the Company may not, among other things, pay cash dividends, pledge any of its assets to third parties, borrow money from third parties or merge or consolidate with third parties without CIT's prior written consent. Borrowings under this line amounted to $1.0 million at December 31, 1997. There were no borrowings under the line of credit at September 30, 1998. Interest expense amounted to $0.1 and $0.4 million for the nine months ended September 30, 1998 and 1997, respectively. Interest is payable monthly at an annual rate equal to the prime rate plus one percent. Following a change in the prime rate, the rate adjusts on the first of the month following any change. As of September 30, 1998, there was approximately $5.6 million available under this line.

         On September 28, 1998, the Company and Qwest entered into a credit facility, maturing January 31, 2000, whereby Qwest has agreed to lend the Company, commencing January 31, 1999, up to an aggregate of $15.0 million to fund working capital and other corporate purposes. In connection with the credit facility, the Company has issued to Qwest warrants to purchase an aggregate of 750,000 shares of the Company's common stock. The exercise price of the warrants is $12.00 per share.

         The Company's merger agreement with Qwest requires the Company to pay Qwest a termination fee of $7.0 million if either the Company or Qwest terminates the merger agreement for certain reasons. The merger agreement also requires the Company to purchase from Qwest products and services for an aggregate purchase price of $30.0 million if the Company consummates an alternative business combination with another person within 12 months following the termination of the merger agreement for any reason other than Qwest's material breach of the merger agreement.

         As of September 30, 1998, trade payables and accrued expenses to a vendor in the amount of $5.0 million were secured by a lien on substantially all of the Company's assets.

         The Company has made capital investments in its network, network operating centers and other capital assets totaling $10.5 million in the nine months ended September 30, 1998. The Company expects to make additional capital investments approximating $1.5 million during the remainder of 1998 to expand and enhance its operations. The foregoing expectation with respect to capital investment is a forward-looking statement that involves risks and uncertainties and the actual amount of capital investment could vary materially as a result of a number of factors.

         In the IPO, 3.85 million shares of the Company's common stock were sold at a price of $10.00 per share, providing gross proceeds to the Company of $38.5 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses paid by the Company, of approximately $34.3 million. Since the Company expects to incur additional operating losses, the Company intends to continue to use the net proceeds from the IPO to meet its short-term capital requirements. The Company currently believes that proceeds from the IPO, combined with borrowings available under the secured line of credit with CIT, will be sufficient to meet its anticipated cash needs for working capital and for the acquisition of capital equipment to either the availability date of the Qwest credit facility or to the consummation of the merger with Qwest. However, there can be no assurance that the Company will not require additional financing within this timeframe or that such additional financing will be available on commercially reasonable terms, or at all.

         The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional financing, if needed, will be available on commercially reasonable terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies.

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

Year 2000

         As reasonably necessary and appropriate, the Company is in the process of modifying or replacing software components that it uses so that such software will properly recognize dates beyond December 31, 1999 ("Year 2000 Compliance"). The Company expects to complete the internal review of its Year 2000 Compliance status shortly. The cost for such modifications and replacements is not currently expected to be material. If the Company is not successful in implementing the necessary Year 2000 changes, it expects to then develop contingency plans to address any matters not corrected in a timely manner. The Company has initiated formal communications with its significant vendors and certain of its customers to determine the extent that Year 2000 Compliance issues of such parties may affect the Company. To the extent that responses to such communications with the Company's vendors are unsatisfactory, the Company expects to take steps to ensure that its vendors' products have demonstrated Year 2000 Compliance. The Company has recently compiled information concerning the Year 2000 Compliance of certain of its significant customers' systems and expects to contact other customers. There can be no guarantee that the systems of the Company's vendors and customers will be timely converted or that such conversion will be compatible with the Company's systems without a material adverse effect on the Company's business, financial condition or results of operations.


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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

         On September 15, 1998, a putative class action complaint was filed against the Company, its directors and Qwest in the Court of Chancery of the State of Delaware in and for New Castle County (the "Court"). In the suit, the plaintiff alleges that consummation of the merger with Qwest will subject the
Company's stockholders to the control of Mr. Philip F. Anschutz, the majority stockholder of Qwest, who will continue to be the majority stockholder of Qwest after the merger. The plaintiff further alleges that the merger constitutes a change in control of the Company and imposes heightened fiduciary duties on the members of the Company's board of directors (the "Board") to maximize stockholder value. The plaintiff also alleges that the members of the Board violated their fiduciary duties by failing to auction the Company or to undertake an active "market check" for other potential bidders. The plaintiff seeks, among other things, to have the Court declare the suit a proper class action, enjoin the merger and require the members of the Board to auction the Company and/or conduct a "market check," and award monetary damages, together with costs and disbursements. The Company considers the action to be without merit and intends to vigorously defend the action.


Item 2.  Changes in Securities and Use of Proceeds

         On February 12, 1998 (the "Effective Date"), the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-38339). From the Effective Date through September 30, 1998, net offering proceeds of: (i) $9.7 million was paid for construction of plant, buildings and facilities; (ii) $1.8 million was used for repayment of indebtedness; and (iii) $16.7 million was used for working capital and general corporate purposes. Such payments, except for compensation pursuant to their employment by the Company, were direct or indirect payments to persons other than directors, officers or persons owning 10% or more of the Company's Common Stock.


Item 4.   Submission of Matters to a Vote of Security Holders.

         On September 17, 1998, the Company's annual meeting of stockholders was held (the "Meeting"). At the Meeting, the stockholders approved the following matters:

         First, the election of Messrs. Scott A. Baxter and Wayne B. Weisman as Class I directors of the Company to serve until the Annual Meeting of stockholders scheduled to be held in the year 2001 and until their successors shall have been duly elected and qualified. The number of votes cast for or withheld was as follows:

                                                                                   Votes
                                                                                   -----
Nominee                                                              For                       Withheld
-------                                                              ---                       --------
Scott A. Baxter.........................................         11,717,604                      9,908
Wayne B. Weisman........................................         11,717,304                     10,608

         Second, the approval of an amendment to the Company's 1995 Stock Option Plan (the "1995 Option Plan") to permit the grant of stock options to non-employee directors of the Company. There were 11,658,764 votes cast "for" the matter, 69,148 votes cast "against" the matter and 4,156,466 abstentions and broker non- votes.

         Third, the approval of an amendment to the 1995 Option Plan to increase the number of shares for which options may be granted thereunder. There were 9,732,469 votes cast "for" the matter, 221,901 votes cast "against" the matter and 5,930,008 abstentions and broker non-votes.

         Fourth, the ratification and approval of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1998. There were 11,715,939 votes cast "for" the matter, 11,973 votes cast "against" the matter and 4,156,466 abstentions and broker non-votes.


Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits


    Exhibit            Description
    -------            -----------

          10.1 Form of each Indemnification Agreement between the Company and its directors and executive officers

          27.1         Financial Data Schedule.

         (b)      Reports on Form 8-K

         A Current Report on Form 8-K/A dated May 27, 1998 (date of earliest event reported) was filed by the Company on August 10, 1998 and provided the financial statements of Frontier Media Group, Inc. ("Frontier') for the years ended December 31, 1997 and 1996 as well as pro forma condensed financial information relative to Frontier for the three months ended March 31, 1997 and 1998 and for the years ended December 31, 1997, 1996 and 1995.

         A Current Report on Form 8-K dated September 13, 1998 (date of earliest event reported) was filed by the Company on September 16, 1998 and announced the execution of a merger agreement between the Company, Qwest and a wholly-owned subsidiary of Qwest.

         A Current Report on Form 8-K dated September 29, 1998 (date of earliest event reported) was filed by the Company on September 30, 1998 and included the Company's audited consolidated financial statements for the year ended December 31, 1997, which were restated for the registrant's acquisition of Frontier.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 3, 1998

                                      ICON CMT CORP.



                                      By:      /s/ Scott A. Baxter
                                               ---------------------------------
                                               Scott A. Baxter,
                                               President,  Chief Executive
                                               Officer and Chairman of the Board



                                      By:      /s/ Kenneth J. Hall
                                               ---------------------------------
                                               Kenneth J. Hall,
                                               Senior Vice President, Chief
                                               Financial Officer and Treasurer

                                  EXHIBIT INDEX



    Exhibit            Description
    -------            -----------

          10.1 Form of each Indemnification Agreement between the Company and its directors and executive officers

          27.1         Financial Data Schedule